Form 10QSB
period 1999-08-31
SCORE ONE INC
filed 1999-10-15
CIK 1090062

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                   Commission File No. 0-26717

                         SCORE ONE, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          88-0409164
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

       2133 East 9400 South, Suite 151, Sandy, Utah 84093
            (Address of principal executive offices)

                         (801) 944-0701
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,200,000 shares of common stock.

                           FORM 10-QSB
                         SCORE ONE, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheet - August 31, 1999                 3

          Statements of Operations - Three Months
          Ended August 31, 1999 and 1998, and
          Inception to August 31, 1999                    4

          Statements of Stockholders' Equity
          Inception to August 31, 1999                    5

          Statements of Cash Flows - Three Months
          Ended August 31, 1999 and 1998,
          and Inception to August 31, 1999                6

          Notes to Consolidated Financial Statements      7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations  9

PART II.  Other Information                              10

Signatures                                               10


                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                         SCORE ONE, INC.
                  (A Development Stage Company)
                          Balance Sheet
                           (unaudited)

                             ASSETS

                                                                 August 31,
                                                                   1999

CURRENT ASSETS

 Cash                                                           $    1,718

  Total Current Assets                                               1,718

  TOTAL ASSETS                                                  $    1,718


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Note payable - related party (Note 5)                          $    5,000
 Accrued Interest - related party (Note 5)                      $      208

  Total Current Liabilities                                          5,208

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.001 par value: 5,000,000 shares authorized,
  -0- shares issued and outstanding                                      -
 Common stock, $0.001 par value, 25,000,000 shares authorized,
  2,200,000 shares issued and outstanding                            2,200
 Deficit accumulated during the development stage                   (5,690)

  Total Stockholders' Equity (Deficit)                              (3,490)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 1,718

The accompanying notes are an integral part of these financial statements.

                         SCORE ONE, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (unaudited)


                                                                  From
                                                               Inception on
                                             For the              June 7,
                                         Quarters Ended        1996 Through
                                           August 31,           August 31,
                                      1999             1998        1999

REVENUES                             $     -         $     -     $      -

EXPENSES

 General and administrative            3,057               -        5,482
 Interest Expense                        208               -          208

  Total Expenses                       3,265               -        5,690

NET LOSS                             $(3,265)        $     -      $(5,690)

BASIC LOSS PER SHARE                 $(0.00)         $(0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             2,200,000       2,200,000

 The accompanying notes are an integral part of these financial statements.

                         SCORE ONE, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)
     From Inception on June 7, 1996 through August 31, 1999
                           (unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                      During the
                                    Preferred Stock           Common Stock            Development
                                  Shares       Amount     Shares          Amount         Stage
Balance at inception on
 June 7, 1996                          -      $     -            -       $    -         $     -

Issuance of common stock for
 services at $0.001 per share          -            -    2,200,000        2,200               -

Net loss from inception on
 June 7, 1996 through
 May 31, 1997                          -            -            -            -          (2,200)

Balance, May 31, 1997                                    2,200,000        2,200          (2,200)

Net loss for the year ended
 May 31, 1998                          -            -            -            -               -

Balance, May 31, 1998                                    2,200,000        2,200          (2,200)

Net loss for the year ended
 May 31, 1999                          -            -            -            -            (225)

Balance, May 31, 1999                                    2,200,000        2,200          (2,425)

Net loss for the quarter ended
 August 31, 1999                       -            -            -            -          (3,265)

Balance, August 31, 1999               -      $     -    2,200,000       $2,200         $(5,690)

 The accompanying notes are an integral part of these financial statements.

                         SCORE ONE, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)


                                                                         From
                                                                   Inception on
                                                     For the           June 7,
                                                  Quarters Ended   1996 Through
                                                     August 31,      August 31,
                                                 1999        1998        1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $(3,265)    $     -     $(5,690)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Common stock issued for services                  -           -       2,200
   Accrued Interest                                208           -         208

    Net Cash Used by Operating Activities       (3,057)          -      (3,282)

CASH FLOWS FROM INVESTING ACTIVITIES                 -           -           -

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable                          -           -       5,000

  Net Cash Provided by Financing Activities          -           -       5,000

NET INCREASE (DECREASE) IN CASH                 (3,057)          -       1,719

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             4,775           -           -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                $  1,718    $      -     $ 1,718

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

 Interest paid                                $      -    $      -     $     -
 Income taxes paid                            $      -    $      -     $     -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services             $      -    $      -     $ 2,200


The accompanying notes are an integral part of these financial statements.

                         SCORE ONE, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                         August 31, 1999


NOTE 1 - NATURE OF ORGANIZATION

       The financial statements presented are those of Score One, Inc. (the Company). The Company was organized under the laws of the State of Nevada on June 7, 1996 under the name Aloha "The Breath of Life" Foundation, Inc. On March 26, 1999, the Company passed an amendment to change the Company's name to Score One, Inc. The Company was organized for the purpose of seeking potential business ventures.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

       b.  Provision for Taxes

       At August 31, 1999, the Company has net operating loss carryforwards of approximately $5,690 that may be offset against future taxable income through 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       c.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       d.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                         SCORE ONE, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                         August 31, 1999


NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the event that the Company needs additional cash for operational expenses, the Company will seek an extension of its note payable to the sole officer and director as well as additional debt financing. The sole officer and director has indicated his willingness to provide these considerations until the Company combines with a viable operating business.

NOTE 4 - FORWARD STOCK SPLIT

       On March 10, 1999, the Company approved a 100-for-1 forward stock split. The forward stock split has been reflected on a retroactive basis.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

       On April 1, 1999 the Company executed a promissory note to a related party in consideration of a $5,000 loan. The note is due in full on March 31, 2000 and accrues interest at 10% per annum. As of August 31, 1999, the Company owed principal of $5,000 plus accrued interest of $208.33.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended August 31, 1999 and 1998

The Company had no revenue from continuing operations for the three-month periods ended August 31, 1999 and 1998.

General and administrative expenses for the three month periods ended August 31, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,057 for the three-month period ended August 31, 1999. There were no such costs for the comparable period in 1998.

Interest expense in the three-month period ended August 31, 1999, was $208 on a note payable to a related party in the principal amount of $5,000 due March 31, 2000. There was no interest expense during the comparable period in 1998.

As a result of the foregoing factors, the Company realized a net loss of $3,265 for the three months ended August 31, 1999, as compared to no gain or loss for the same period in 1998.

Liquidity and Capital Resources

At August 31, 1999, the Company had a working capital deficit of $3,490. The Company's cash in the amount of $1,718 resulted from a loan from its principal stockholder, which bears interest at the rate of 10% per annum and is due March 31, 2000. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2000. However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture, it may require additional capital to continue its search for a business venture and avoid dissolution. In this event, it is anticipated that the Company will seek extension of its note payable to Ken Kurtz, the sole officer and director of the Company, as well as additional debt financing. Mr. Kurtz has verbally committed to provide these considerations for a term of at least twenty-four (24) months from May 31, 1999, or until the Company acquires or establishes active business operations.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended August 31, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCORE ONE, INC.

Date:   October  14, 1999          By /s/ Ken Kurtz, President