Form 10QSB
period 1999-11-30
SCORE ONE INC
filed 2000-01-06
CIK 1090062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
of 1934                    For the quarterly period ended November 30, 1999.

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934                For the transition period from ______ to ______.

                        Commission file number: 0-26717


                                Score One, Inc.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


                 Nevada                            88-0409164
                --------                          ------------
       (State or other jurisdiction of            (IRS Employer
       Incorporation or organization)          Identification No.)

             2133 East 9400 South, Suite 151, Sandy, Utah 84093
        -------------------------------------------------------------
                   (Address of principal executive offices)

                                 801-944-0701
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
    ----------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the
distribution of securities under a plan confirmed by a court. Yes [ ]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of January 5, 2000, there were 2,200,000 shares of common stock issued and outstanding.

                                   Total of Sequentially Numbered Pages:    13
                                              Index to Exhibits on Page:     6

                                 FORM 10-QSB
                               SCORE ONE, INC.


                              TABLE OF CONTENTS


                                   PART I

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . 3



                                   PART II

ITEM 5.   OTHER INFORMATION . . . . . . . .. . . . . . . . . . . . . . . . 4

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 4

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                                    PART I

------------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
------------------------------------------------------------------------------


     The Company's unaudited financial statements which are attached hereto as pages F-7 through F-12 include: a) Balance Sheet - November 30, 1999; b) Statements of Operations - Six Months Ended November 30, 1999 and 1998, and Inception to November 30, 1999; c) Statements of Stockholders' Equity Inception to November 30, 1999; d) Statements of Cash Flows - Six Months Ended November 30, 1999 and 1998, and Inception to November 30, 1999; e) Notes to Consolidated Financial Statements.

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


------------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------

Results of Operations
---------------------

Six Month periods Ended November 30, 1999 and 1998

     The Company had no revenue from continuing operations for the six-month periods ended November 30, 1999 and 1998.

     General and administrative expenses for the six month period ended November 30, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,060 for the six-month period ended November 30, 1999. There were no such costs for the comparable period in 1998.

     Interest expense in the six-month period ended November 30, 1999, was $333 on a note payable to a related party in the principal amount of $5,000 due March 31, 2000. There was no interest expense during the comparable period in 1998.

     As a result of the foregoing factors, the Company realized a net loss of $5,393 for the six months ended November 30, 1999, as compared to no gain or loss for the same period in 1998.

Liquidity and Capital Resources
-------------------------------

     At November 30, 1999, the Company had a working capital deficit of $5,618. The Company's cash in the amount of $4,715 resulted from two loans from a related party, which bear interest at the rate of 10% per annum. The loans in the amount of $5,000 each are due March 31, 2000 and January 1, 2001 respectively. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of

1934. Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2000. However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture, it may require additional capital to continue its search for a business venture and avoid dissolution. In this event, it is anticipated that the Company will seek extension of its note payable to Ken Kurtz, the sole officer and director of the Company, as well as additional debt financing. Mr. Kurtz has verbally committed to provide these considerations for a term of at least twenty-four (24) months from May 31, 1999, or until the Company acquires or establishes active business operations.


                                    PART II

------------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
------------------------------------------------------------------------------


     On November 11, 1999, the Company received a cash infusion of $5,000 from a related third party. In connection with this cash infusion, the Company executed a promissory note to the related party in consideration of the $10,000 loan. The note is due in full on January 1, 2001 and accrues interest at 10% per annum. Under terms of the note, interest does not begin accruing until January 2000.

     On December 20, 1999 the Company's common stock was listed for quotation on the National Association of Securities Dealers (NASD) Over-the-Counter
(OTC) Bulletin Board under the symbol "SCRE". Currently, there is no market price and it is unlikely there will be any trading in its securities until such time as the Company combines with a viable operating entity.


------------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------


(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended November 30, 1999 (Exhibit Ref. No. 27).

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

------------------------------------------------------------------------------
                                  SIGNATURES
------------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                SCORE ONE, INC.


                                  /s/ Ken Kurtz
Dated: January 4, 2000          --------------------------------
                                Ken Kurtz, President, Secretary,
                                           Treasurer & Director

                                INDEX TO EXHIBITS



SEC Ref   Page
No.       No.       Description
-------   ----      -----------

3(i)(a)   *         Articles of Incorporation of the Company, filed with
                    the State of Nevada on June 7, 1996.

3(i)(b)   *         Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on March 26, 1999.

3(ii)     *         Bylaws of the Company.

10(a)     *         Promissory Note dated April 1, 1999 executed by the
                    Company.

10(b)     13        Promissory Note dated January 1, 2000 executed by the
                    Company.

27        **        Financial Data Schedule for the six-month period ended
                    November 30, 1999.


* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by the Company with the Securities and Exchange Commission on July 15, 1999.

** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

                               SCORE ONE, INC.
                       (A Development Stage Company)
                                Balance Sheet
                                 (unaudited)


                                   ASSETS

                                                                November 30,
                                                                    1999
                                                                ------------
CURRENT ASSETS

  Cash                                                           $    4,715
                                                                ------------
  Total Current Assets                                                4,715
                                                                ------------
TOTAL ASSETS                                                     $    4,715


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Note payable - related party (Note 5)                          $   10,000
  Accrued Interest - related party (Note 5)                             333
                                                                ------------
  Total Current Liabilities                                      $   10,333

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
  5,000,000 shares authorized, -0- shares
  issued and outstanding                                                --

  Common stock, $0.001 par value,
  25,000,000 shares authorized, 2,200,000 shares
  issued and outstanding                                              2,200

  Deficit accumulated during the development stage                   (7,818)
                                                                ------------
  Total Stockholders' Equity (Deficit)                           $   (5,618)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $    4,715




The accompanying notes are an integral part of these financial statements.

                               SCORE ONE, INC.
                       (A Development Stage Company)
                          Statements of Operations
                                 (unaudited)


                                                                   From
                                                               Inception on
                                            For the            June 7, 1996
                                        Six Months Ended         Through
                                          November 30,         November 30,
                                       1999          1998          1999
                                   ------------  ------------  ------------

REVENUES                           $      -      $      -      $      -
                                   ------------  ------------  ------------
EXPENSES

  General and administrative       $     5,060   $      -      $     7,485
  Interest Expense                         333          -              333
                                   ------------  ------------  ------------
  Total Expenses                   $     5,393   $      -      $     7,818
                                   ------------  ------------  ------------

NET LOSS                           $    (5,393)  $      -      $    (7,818)
                                   ============  ============  ============

BASIC LOSS PER SHARE               $     (0.00)  $     (0.00)
                                   ============  ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               2,200,000     2,200,000
                                   ============  ============




The accompanying notes are an integral part of these financial statements.

                               SCORE ONE, INC.
                       (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
          From Inception on June 7, 1996 through November 30, 1999
                                (unaudited)


                                                                     Deficit
                                                                   Accumulated
                    Preferred Stock          Common Stock           During the
                   -----------------      -----------------        Development
                     Shares    Amount     Shares      Amount          Stage
                   ----------  ------  -----------  -------------  -----------

Balance, at inception
on June 07, 1996        --       --           --            --          --

Issuance of common
stock for services at
$0.001 per share        --       --     2,200,000         2,200         --

Net loss from
Inception on June 25,
1996 through May 31,
1997                    --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1997                    --       --     2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1998      --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1998                    --       --     2,200,000         2,200       (2,200)

Net loss for the year
ended May 31, 1999      --       --           --            --          (225)
                   ----------  ------  -----------  -------------  -----------
Balance, May 31,
1999                    --       --     2,200,000         2,200       (2,425)

Net loss for the
six months ended
November 30, 1999       --       --           --            --        (5,393)
                   ----------  ------  -----------  -------------  -----------
Balance, November 30,
1999                    --       --     2,200,000         2,200      ( 7,818)
                   ==========  ======  ===========  =============  ===========




The accompanying notes are an integral part of these financial statements

                               SCORE ONE, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (unaudited)


                                                                      From
                                                                  Inception on
                                               For the            June 7, 1996
                                           Six Months Ended         Through
                                             November 30,         November 30,
                                          1999          1998          1999
                                      ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                           $    (5,393)  $      --     $   ( 7,818)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Common stock issued for services           --            --           2,200
  Accrued Interest                            333                         333
                                      ------------  ------------  ------------
  Net Cash Used by Operating
  Activities                          $    (5,060)  $      --          (5,285)
                                      ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES         --            --            --
                                      ------------  ------------  ------------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                5,000          --          10,000
                                      ------------  ------------  ------------
  Net Cash Provided by Financing
  Activities                                5,000          --          10,000
                                      ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH               (60)         --           4,715

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       4,775          --            --
                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                       $     4,715   $      --     $     4,715
                                      ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                       $      --     $      --     $      --
  Income taxes paid                   $      --     $      --     $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services    $      --     $      --     $    2,200



The accompanying notes are an integral part of these financial statements

                                SCORE ONE, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               November 30, 1999


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

       b.  Provision for Taxes

          At November 30, 1999, the Company has net operating loss carryforwards of approximately $5,690 that may be offset against future taxable income through 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                                SCORE ONE, INC.
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               November 30, 1999


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


NOTE 5 - NOTE PAYABLE - RELATED PARTY

     On April 1, 1999 the Company executed a promissory note to a related party in consideration of a $5,000 loan. The note is due in full on March 31, 2000 and accrues interest at 10% per annum. As of November 30, 1999, the Company owed principal of $5,000 plus accrued interest of $333.33.