Form 10QSB
period 2000-02-29
SCORE ONE INC
filed 2000-04-12
CIK 1090062

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended February 29, 2000.

[_ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______ to ______.

                       Commission file number:  0-26717

                                Score One, Inc.
                                ---------------
       (Exact name of small business issuer as specified in its charter)

                Nevada                               88-0409164
                -------                              ----------
       (State or other jurisdiction of              (IRS Employer
       Incorporation or organization)            Identification No.)

                           Blk. 2, Flat 6, 3rd Floor
                          Tak Fung Industrial Centre
                              166-176 Texaco Road
                             Tsuen Wan, Hong Kong
                       ---------------------------------
                    (Address of principal executive offices)

                               011-852-2406-8978
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

               2133 East 9400 South, Suite 151, Sandy, Utah 84093
               --------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of April 5, 2000, there were 19,630,000 shares of common stock issued and outstanding.

                                       Total of Sequentially Numbered Pages:  16
                                                  Index to Exhibits on Page:  15

                                  FORM 10-QSB
                                SCORE ONE, INC.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS
           Balance Sheet - February 29, 2000 and May 31, 1999.....................................    4

           Statements of Operations - Three Months Ended February 29, 2000 and
           1999...................................................................................    5

           Statements of Operations - Nine Months Ended February 29, 2000 and
           1999, and Inception to February 29, 2000...............................................    6

           Statements of Stockholders' Equity Inception to February 29, 2000......................    7

           Statements of Cash Flows - Nine Months Ended February 29, 2000 and
           1999, and Inception to February 29, 2000...............................................    8

           Notes to Consolidated Financial Statements.............................................    9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................   11

                                          PART II
ITEM 5.    OTHER INFORMATION......................................................................   13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................................................   15

SIGNATURES........................................................................................   15

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                SCORE ONE, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                    ASSETS
                                    ------

                                                                    February 29,                 May 31,
                                                                       2000                       1999
                                                                     (Unaudited)                 (Audited)
                                                               --------------------       --------------------
CURRENT ASSETS
  Cash                                                                       $4,279                     $4,775
                                                               --------------------       --------------------
  Total Current Assets                                                        4,279                      4,775
                                                               --------------------       --------------------
TOTAL ASSETS                                                                 $4,279                      4,775
                                                               ====================       ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Note payable - (Note 5)                                                   $10,000                      5,000
  Accrued interest - (Note 5)                                               $   542                       ----
                                                               --------------------       --------------------
  Total Current Liabilities                                                  10,542                      5,000
                                                               --------------------       --------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 5,000,000 shares                          ----                       ----
   authorized, -0- shares issued and outstanding

  Common stock, $0.001 par value, 25,000,000 shares                           2,200                      2,200
   authorized, 2,200,000 issued and outstanding

  Deficit accumulated during the development stage                           (8,463)                    (2,425)
                                                               --------------------       --------------------
  Total Stockholders' equity (Deficit)                                       (6,263)                      (225)
                                                               --------------------       --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 4,279                      4,775
                                                               ====================       ====================


   The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                               For the
                                                                          Three Months Ended
                                                                             February 29,
                                                                        2000                               1999
                                                               -----------------------         ------------------------
NET SALES                                                         $  ----                      $            ----
COST OF SALES                                                        ----                                   ----
GROSS MARGIN                                                         ----                                   ----
EXPENSES
  General and administrative                                             443                                ----
  Interest expense                                                       208                                ----
  Total Expenses                                                        ----                                ----
LOSS FROM OPERATIONS                                              $     (651)                  $            ----
                                                               -----------------------         ------------------------
NET LOSS                                                          $     (651)                  $            ----
                                                               =======================         ========================
BASIC LOSS PER SHARE                                                   (0.00)                              (0.00)
                                                               =======================         ========================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                                   2,200,000                            2,220,000
                                                               =======================         ========================

   The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                   From inception on
                                                                For the                               June 7, 1996
                                                           Nine Months Ended                            through
                                                             February 29,                             February 29,

                                                    2000                    1999                      2000
                                           -------------------       --------------------      ----------------------
NET SALES                                     $  ----                    $  ----                   $  ----
COST OF SALES                                    ----                       ----                      ----
GROSS MARGIN                                     ----                       ----                      ----
EXPENSES
  General and administrative                    5,496                       ----                     7,921
  Interest expense                                542                       ----                       542
  Total Expenses                                6,038                       ----                     8,463
LOSS FROM OPERATIONS                       $   (6,038)                   $  ----                   $(8,463)
                                           -------------------       --------------------      ----------------------
NET LOSS                                   $   (6,038)                   $  ----                   $(8,463)
                                           ===================       ====================      ======================
BASIC LOSS PER SHARE                           (0,00)                       ----
                                           ===================       ====================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                2,200,000                  2,200,000
                                           ===================       ====================

   The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on June 7, 1996 through February 29, 2000
                                  (Unaudited)

                                             Deficit
                                           Accumulated
                                           During the
                                           Development                     Preferred Stock          Common Stock
                                              Stage           Shares            Amount           Shares         Amount
                                           -----------        ------       ---------------     --------         ------
Balance at inception on June 7, 1996    $  ----                ----             $  ----              ----         $  ----

Issuance of common stock for            $  ----                ----             $  ----         2,200,000           2,200
 services at $0.001 per share

Net loss from inception on June 7,      $(2,200)               ----             $  ----         2,200,000           2,200
 1996 through May 31, 1997

Balance, May 31, 1997                   $(2,200)               ----             $  ----         2,200,000            2,200

Net loss for the year ended             $  ----                ----             $  ----         2,200,000            2,200

Balance, May 31, 1998                   $(2,200)               ----             $  ----         2,200,000            2,200

Net loss for the year ended May 31,     $  (225)               ----             $  ----         2,200,000            2,200
 1999

Balance, May 31, 1999                   $(2,425)               ----             $  ----         2,200,000            2,200

Net loss for the nine months ended      $(6,038)               ----             $  ----         2,200,000            2,200
 February 29, 2000

Balance, February 29, 2000              $(8,463)               ----             $  ----         2,200,000            2,200



   The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                 From inception on
                                                               For the                              June 7, 1996
                                                          Nine Months Ended                           through
                                                            February 29,                            February 29,

                                                       2000                      1999                        2000
                                                 ------------------       -------------------      ----------------------
CASH FLOWS
  Net loss                                             $(6,038)                 $  ----                     $(8,463)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Common stock issued for services                    ----                      ----                       2,200

     Accrued Interest                                     542                      ----                         542

  Net Cash Used by Operating Activities                (5,496)                     ----                      (3,296)

CASH FLOWS FROM INVESTING
   ACTIVITIES

  Proceeds from note payable                            5,000                      ----                      10,000

  Net Cash Provided by Financing
  Activities                                             ----                      ----                      10,000

NET INCREASE (DECREASE) IN CASH                          (496)                     ----                       4,279

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $ 4,279                   $  ----                     $ 4,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION                                          -------                   --------                    --------

  Interest paid                                       $  ----                   $  ----                     $  ----
  Income taxes paid                                   $  ----                   $  ----                     $  ----

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                    $  ----                   $  ----                     $ 2,200



   The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               February 29, 2000

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

a.  Accounting Method.
    -----------------

     The financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year end.

b.   Provision for Taxes.
     -------------------

     At February 29, 2000, the Company had net operating loss carryforwards of approximately $8,463 that may be offset against future taxable income through 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

c.  Use of Estimates
    ----------------

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

d.  Cash and Cash Equivalents
    -------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.  Basic Loss Per Share
    --------------------

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                SCORE ONE, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               February 29, 2000

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

     On January 1, 2000 the Company executed a promissory note to a related party in consideration of a $5,000 loan. The note is due in full on January 1, 2001 and accrues interest at 10% per annum.

     As of February 29, 2000, the Company owed principal of $10,000 plus accrued interest of $542.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Three Month periods Ended February 29, 2000 and 1999
----------------------------------------------------

The Company had no revenue from continuing operations for the three-month periods ended February 29, 2000 and 1999.

General and administrative expenses for the three month periods ended February 29, 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $443 for the three-month period ended February 29, 2000. There were no such costs for the comparable period in 1999.

Interest expense in the three-month period ended February 29, 2000 was $208 on a note payable to a related party in the principal amount of $5,000 due March 31, 2000. There was no interest expense during the comparable period in 1998.

As a result of the foregoing factors, the Company realized a net loss of $651 for the three months ended February 29, 2000 as compared to no gain or loss for the same period in 1999.

Nine Month periods Ended February 29, 2000 and 1999
---------------------------------------------------

The Company had no revenue from continuing operations for the nine-month periods ended February 29, 2000 and 1999 or from inception on June 7, 1996 to February 29, 2000.

General and administrative expenses for the nine month periods ended February 29, 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,496 for the nine-month period ended February 29, 2000 and $7,921 from inception on June 7, 1996 to February 29, 2000. There were no such costs for the comparable period in 1999.

Interest expense in the nine-month period ended February 29, 2000 was $542 and from inception on June 7, 1996 to February 29, 2000 was $542. Interest was accrued on a two notes payable to a related party in the principal amount of $5,000 each - $5,000 is due March 31, 2000 and $5,000 is due January 1, 2001.
There was no interest expense during the comparable period in 1999.

As a result of the foregoing factors, the Company realized a net loss of $6038 for the nine months ended February 29, 2000 as compared to no gain or loss for the same period in 1999 and a net loss of $8,463 from inception on June 7, 1996 to February 29, 2000.

Liquidity and Capital Resources
-------------------------------

At February 29, 2000, the Company had a working capital deficit of $6,263. The Company's cash in the amount of $4,279 resulted from two loans from its principal stockholder, both which bears interest at the rate of 10% per annum. One note in the amount of $5,000 is due March 31, 2000 and another in the amount of $5,000 is due January 31, 2001. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2001. However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

Plan of Operations and Subsequent Events
----------------------------------------

Through the period ending February 29, 2000 the Company's plan of operations centered around its search for potential businesses, products, technologies and companies for acquisition.

On February 1, 2000 the Company entered into a Share Exchange Agreement ("Exchange") between the Company and Advanced Technology International Holdings Limited ("ATIH"), a British Virgin Islands corporation and Ken Kurtz who is the Company's majority shareholder.

Pursuant to the Exchange, which closed on March 24, 2000, the Company purchased all of the issued and outstanding common stock of ATIH in exchange for 16,300,000 post-split shares of the Company's Common Stock. After the closing, there were approximately 19,930,000 post-split shares of the Company's Common Stock issued and outstanding. See Part II Item (5) "Other Information".

On March 4, 2000, the Board of Directors of the Company declared a 1.65 for one forward stock split to be effective March 14, 2000. See Part II Item (5) "Other Information".

                                    PART II

ITEM 5.   OTHER INFORMATION

On March 4, 2000, the Board of Directors of the Company declared a forward stock split to be effective March 14, 2000.

     The forward stock split was on a 1.65 for one basis on both the Company's authorized and issued and outstanding $0.001 par value common stock ("Common Stock"). Every holder of record of the Company's Common Stock, as of March 14, 2000 (the "Record Date"), was entitled to .65 additional shares of the Company's Common Stock for each share of Common Stock held. Fractional shares were rounded up to the nearest whole number. There was no change in par value of the Company's Common Stock, which shall remain at $0.001. New shares reflecting post-split amounts are being issued under a mandatory exchange. All shareholders of the Company's Common Stock, as of the Record Date, are required to surrender their current Common Stock share certificates representing the pre-split share amounts in exchange for new Common Stock share certificates representing the post-split share amounts. All certificates must be surrendered to the Company's transfer agent by person or by mail to Signature Stock Transfer, Inc., 14675 Midway Road, Suite 221, Addison, Texas 75244; (972) 788-4193. Certificates must be accompanied by a check in the amount of $22.00 ($20 fee for each certificate being issued and $2 fee for each certificate being canceled). A replacement certificate representing the post-split share amount will be returned within 7 to 10 days of receipt by the transfer agent. All shares will be reissued in the name as they appear on the certificates surrendered, unless specific instructions are provided and the certificates are also accompanied by a signature guaranteed medallion guaranteed stock power.

     As a result of the 1.65-for-one forward stock split, the Company had 3,630,000 post forward-split shares of Common Stock issued and outstanding instead of 2,200,000 pre forward-split shares. Correspondingly, the Company shall have 41,250,000 post forward-split shares of Common Stock authorized instead of 25,000,000 pre forward-split shares.

     As a result of the forward stock split, the Company has received a new CUSIP number and a new stock symbol. The new CUSIP number of the Company is 80917T 20 9 which replaces the old CUSIP number of 80917T 10 0. The Company's stock symbol has changed from "SCRE" to "SCRO".

     The forward stock split was effected in anticipation of a share exchange pursuant to a share exchange agreement entered into on February 1, 2000 ("Exchange") between the Company and Advanced Technology International Holdings Limited ("ATIH"), a British Virgin Islands Company, and Ken Kurtz who is the Company's majority shareholder.

     Pursuant to the Exchange, which closed on March 24, 2000, the Company purchased all of the issued and outstanding common stock of ATIH in exchange for 16,300,000 post-split shares of the Company's Common Stock. After the closing, there were approximately 19,930,000 shares of the Company's Common Stock issued and outstanding.

     The 3,630,000 shares of Common Stock of the Company held by the shareholders prior to the closing of the Exchange represent approximately 18.2% of the post-closing 19,930,000 Common Stock shares issued outstanding, and the 16,300,000 Common Stock shares issued to the shareholders of ATIH represent approximately 72.8% of the post-closing 19,930,000 Common Stock shares issued and outstanding.

     Also pursuant to the Exchange, the Company appointed Mr. Wing Cheong HO, Mr. Wing Hung HO and Mr. Wing Bun LI Michael to the Company's Board of Directors to serve until their respective successors are elected and qualify. Immediately after such appointments, the Company accepted the resignation of Ken Kurtz, a current member of the Board of Directors who resigned subject to closing.

     ATIH was incorporated in the British Virgin Islands on November 18, 1998, under the name of Modern Frame International Ltd. On December 23, 1999, ATIH changed its name from Modern Frame International Ltd. to Advanced Technology International Holdings Limited.

     Through its wholly owned subsidiaries, ATIH is engaged in the manufacturing and sale of printed circuit boards for telecommunication systems, scientific calculators and audiovisual equipment.

     Because of the change in the composition of the Board and because of the share issuances under the Exchange Agreement, there was a change in control of the Company on the closing date of March 24, 2000.

     Additional information about the Exchange is contained in the Company's Report on Form 8-K which was filed with the Securities and Exchange Commission ("SEC") on April 6, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:   Included only with the electronic filing of this report is the
      Financial Data Schedule for the nine-month period ended February 29, 2000 (Exhibit Ref. No. 27).

b)    Reports on Form 8-K:  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCORE ONE, INC.

Date:   April 12, 2000                 By:  /s/ Wing Cheong Ho
                                            ------------------------
                                            Wing Cheong Ho
                                            President