Form 10KSB
period 2000-05-31
SCORE ONE INC
filed 2000-09-13
CIK 1090062

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                                   _________

                                  FORM 10-KSB


(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended               May 31, 2000
                      ----------------------------------------------------

OR
[X] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period
from                          January 1 to May 31

                         ______________________________
                             Commission file Number



                                SCORE ONE, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                        88-0409164
----------------------------------           ----------------------------------
  (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation)


        Unit 2, 34/F, Cable TV Tower
              9 Hoi Shing Road
            Tsuen Wan, Hong Kong
----------------------------------------      _________________________________
 (Address of Principal Executive Offices)                      (Zip Code)



                               011-852-2406-8978
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Securities registered under Section 12(b) of the Exchange Act:



                                                        Name of Each Exchange
       Title of Each Class                              on Which Registered
       -------------------                              -------------------


___________________________________             ________________________________

___________________________________             ________________________________

     Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.


Yes    X        No
   ________       ________
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year. $8,016,363
                                                             -----------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity is sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,375,000
                            -----------
          Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes             No   X
   ________       ________

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 31, 2000 there
                                                  ---------------------------
were 19,930,000 shares of Common Stock issued and outstanding.
-------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):
Yes             No   X
   ________       ________

                                    PART I

ITEM 1.   Description Of Business.

     Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 1-Business," and Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" that could cause future results to differ materially from historical results or those anticipated.

     Score One, Inc. (the "Company") was originally formed as a Nevada corporation, under the name Aloha "The Breath of Life" Foundation, Inc., in June 1996 for the purpose seeking a favorable business opportunity. On October 13,1998, the Company changed its name to Score One, Inc. On March 10, 1999, the Company amended its Articles of Incorporation to increase the number of shares of common and preferred stock to 25,000,000 and 5,000,000 respectively, and effected a 100-for-one forward stock split on the Company's issued and outstanding common stock.

     The Company's executive offices were located at 2133 East 9400 South, Suite 151, Sandy, Utah 84093. The Company's executive offices are now located at Unit 2, 34/F , Cable TV Tower 9 Hoi Shing Road, Tsuen Wan, Hong Kong (Telephone:011-852-2406-8978; Facsimile 011-852-2406-9252).

     On March 14, 2000 the Company's authorized and issued common stock, par value $.001 (the "Common Stock") underwent a forward stock split on a 1.65:1 basis increasing the total authorized shares from 25,000,000 to 41,250,000, and the issued outstanding shares from 2,200,000 to 3,630,000 shares.

     On the March 24, 2000, the following persons became the members of the Board of Directors of the Company: (i) Wing Cheong Ho, Founder, Chairman of the Board and a Director of Advanced Technology International Holdings Limited ("ATHI") and I.World. President of the Company, (ii) Wing Hung Ho, President and a Director of ATHI and I.World. Secretary of the Company, and (iii) Zhao Jian Li, a Director of ATHI and I.World Treasurer and Vice President - Business Development of the Company. Immediately following the appointment of the new directors, the Company accepted the resignation of Ken Kurtz as President, Secretary and Treasurer Director of the Company and the newly elected Board of Directors elected Wing Cheong Ho as President, Kwok Ming Li as Vice President - Engineering, Kin Kong Yeung as Vice President -Administration, Shi Ning Ye as Vice President - Business Manager, Zhao Jian Li as Treasurer and Vice
President - Business Development, Wing Tsan Ho as Chief Financial Officer, and Wing Hung Ho as Secretary.

      Acquisition of Advanced Technology International Holdings, Inc.

     On March 24, 2000, pursuant to a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Score One, Inc. (the "Company"), Ken Kurtz, Advanced Technology International Holdings Limited("ATHI") and I.World Limited, the sole shareholder of ATHI ("I.World"), the Company purchased all of the issued and outstanding shares of common stock of ATHI (the "ATHI Common Stock") in exchange for 16,300,000 shares of common stock of the Company (the "Company Common Stock") which were issued to I.World (the "Acquisitions"). As a result of the Share Exchange Agreement, I.World now beneficially owns approximately 82.8% of the outstanding shares of Company Common Stock. The consideration for the shares of ATHI Common Stock was determined through negotiations between the management of the Company and ATHI.

     Since the Acquisition the Company has continued the operations of ATHI. (see "Business of ATHI"). The Company has filed a report on Form 8-K reporting the Acquisition.

     History of Advanced Technology International Holdings Limited.

     ATHI was incorporated in the British Virgin Islands on November 18, 1998, under the name of Modern Frame International Limited. ATHI changed its name from Modern Frame International Limited to Advanced Technology International Holdings Limited on December 23, 1999.

     On November 18, 1998, ATHI acquired a 100% equity interest in a newly incorporated shell company, Ford Reach (H.K.) Limited ("Ford Reach") at a consideration of $129. Ford Reach is a limited liability company incorporated in Hong Kong.

     On January 8, 1999, ATHI acquired a 100% equity interest in a newly incorporated shell company, Fortune (Conductive Carbon) PCB Factory Company Limited ("Fortune BVI") (formerly known as Goal Best Gold Limited). The name of Goal Best Gold Limited was changed to Fortune (Conductive Carbon) PCB Factory Company Limited on November 2, 1999. Fortune BVI is a limited liability company incorporated in the British Virgin Islands.

     Pursuant to a purchase and sale agreement dated January 1, 1999, Ford Reach acquired substantially all the assets and assumed substantially all the liabilities of Fortune (Conductive Carbon) PCB Factory Company Limited ("Fortune HK"), a limited liability company incorporated in Hong Kong, in exchange for a note payable to Mr. Ho Wing Cheong of $1,731,664, which was the aggregate book value of assets acquired less liabilities assumed. Fortune HK is a Hong Kong based company and wholly owned by Mr. Ho Wing Cheong, the director and sole beneficial stockholder of ATHI. ATHI believed that the $1,731,664 approximated the fair market value of assets acquired less liabilities assumed at January 1, 1999. This company is considered to be the predecessor to the Company.

     Pursuant to a purchase and sale agreement dated January 8, 1999, Fortune BVI acquired certain plant and equipment from Dongguan Fortune Circuit Factory Co., Ltd. ("Dongguan Fortune") in exchange for a note payable to Mr. Ho Wing Cheong of $1,890,962, which was the aggregate book value of these assets as of January 1, 1999. Dongguan Fortune is a People's Republic of China ("PRC") based company in which Mr. Ho Wing Cheong has a controlling interest. Based on the valuation report prepared by Messrs. LCH (Asia Pacific) Surveyors Limited dated May 3, 2000, ATHI believed that the $1,890,962 approximated the fair market value of those assets acquired at January 8, 1999.

     Business of ATHI

     ATHI, through its wholly owned subsidiaries, Ford Reach and Fortune BVI, is engaged in the manufacturing and sale of printed circuit boards ("PCB") for telecommunication systems, scientific calculators and audiovisual equipment. ATHI's primary customers are original equipment manufacturers ("OEMs"). PCB's are the basic platforms used to interconnect electronic components and can be found in virtually all electronic products, including consumer electronics, computers and automotive, telecommunications, industrial, medical, military and aerospace equipment. On October 1, 1999, Ford Reach transferred all its assets and liabilities to Fortune BVI at their book values and has become dormant since then. ATHI now carries on the business of Fortune BVI.

     Industry Overview

     With electronics products growing in technical complexity and experiencing shorter product life cycles in response to customer requirements, the demand for advanced manufacturing capabilities and related services has grown rapidly. Many OEMs in the electronics industry are increasingly utilizing electronics manufacturing service providers, such as ATHI in their business and manufacturing strategies. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of electronics manufacturing service providers, thereby enabling OEMs to concentrate on their core competencies, such as product development, marketing and sales. ATHI believes that by developing strategic relationships with electronics manufacturing service providers, OEMs can enhance their competitive position by:

     .   reducing production costs;

     .   accelerating time-to-market and time-to-volume production;

     .   accessing advanced manufacturing, design and engineering capabilities;

     .   reducing capital investment requirements and fixed overhead costs;

     .   improving inventory management and purchasing power; and

     .   accessing worldwide manufacturing capabilities.

     Management believes that the market for electronic manufacturing services will continue to grow, driven largely by OEMs' need for increasing flexibility to respond to rapidly changing markets and technologies and accelerating product life cycles, and their need for advanced manufacturing and engineering capabilities as a result of increased complexity and reduced size of electronics products.

     ATHI currently offers ten (10) major types of PCB's in three (3) categories to suit various specifications of the finished products. The categories are the single-sided PCB's, the double-sided PCB and the flexible PCB's. The single-sided PCB's are designed for more generic electronic products, such as clocks, remote controls, calculators, radio, and watches. The double-sided PCB's are made for a wide variety of sophisticated mass-produced consumer electronics, such as personal organizers and data bank's multifunctional telephone systems, telecommunication systems, scientific calculators and audiovisual equipment. The flexible PCB's are made out of film materials and conductive carbon (graphite) that offer more flexibility in circuit design and reduced costs. Flexible PCB's are primarily used in telecommunication devices and computer equipment.

     Product Development

     The development of ATHI products began in 1991 when ATHI entered into a processing agreement with a Chinese electronics component manufacturer to produce printed circuit boards for Hong Kong, Taiwan and foreign electronics manufacturers based in southern China. At the time, the size of the subcontractors factory utilized by ATHI was approximately 12,500 square feet with 40 workers. Given extremely high levels of demand, the factory reached full capacity within six months of commencement.

     In mid 1995, the factory expanded its capacity and relocated to Dongguan by signing a second processing agreement. The area of the new factory was approximately 45,000 square feet and the number of workers increased to 350.

     A major break through for the business came in 1996 regarding the launching of the double-sided conductive carbon PCB. ATHI was one of a small number of manufacturers in China to use conductive carbon as material in the manufacturing process. As a result of this new technology, cost of sales for double sided PCB's decreased by 40% on average, significantly increased its operating profit margins.

     In early 2000 ATHI introduced a more advanced technology in PCB manufacturing utilizing film materials as the base for PCB's in place of paper phenolic, fabric or glass epoxy. As film offered more flexibility in circuit design and was cheaper in cost as compared to other materials, ATHI's sales and customer base increased significantly. As part of continuing efforts to upgrade its technical expertise and base, ATHI installed state of the art automated production machinery purchased from Taiwan and Japan.


     Manufacturing

     To achieve excellence in manufacturing, ATHI combines advanced manufacturing technology with manufacturing techniques including just-in-time manufacturing, total quality management, statistical process control and continuous flow manufacturing. Just-in-time manufacturing is a production technique which minimizes work-in-process inventory and manufacturing cycle time while enabling ATHI to deliver products to customers in the quantities and time frame required. Total quality management is a management philosophy which seeks to impart high levels of quality in every operation of ATHI and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and a commitment by executive management to support changes required to deliver higher quality. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which we can track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as eliminate deviations that contribute to quality below the acceptable range of each process performance standard.

     Production Process

     The duration of ATHI's production process from raw materials to finished goods is approximately 10 days. The production process, which involves several steps is shown below:

                                   Board Cut
                                       |
                           Circuit Pattern Transfer
                                       |
                                Circuit Plating
                                       |
                                Circuit Etching

                                       |
                            Carbon Circuit Printing
                                       |
                             Solder Mask Printing
                                       |
                              Carbon Through Hole
                                       |
                                    Profile
                                       |
                                Electrical Test
                                       |
                            Final Quality Checking
                                       |
                            Packaging and dispatch


     Sales and Marketing

     The principal markets for ATHI's products are mainly Hong Kong and Taiwanese electronic manufacturers based in the PRC. ATHI sells its products directly to end-users through its in house sales and marketing staff and through five (5) associated trading offices located throughout the PRC.

     Competitive prices, after-sales service, product reliability and continual product development are keys to ATHI's marketing strategy.

     Most of ATHI's customers are OEMs of well-know brand names for computers, calculators, radio and telephone, such as Sharp, Cannon and Citizen. ATHI has, on average, over five years of trading relationships with its major customers.

     ATHI has adopted a tight credit control policy and has experienced no significant bad debts in recent years.

     Quality Control

     ATHI is committed to manufacturing high quality products and to providing a high level of after sales service to its customers. Management believes that product quality is vital to enhancing the Company's competitiveness, market position and reputation. In order to maintain and improve the quality of its products and production standards, to this end ATHI is in the process of implementing a comprehensive quality control system that conforms with the internationally recognized ISO 9002 standards.

     ATHI's after sale services form an integral part of its operation. ATHI offers a wide range of after sales services to its customers. These services include: technical support; processing of inquires and feedback from customers and visits to customers in order to identify customer' specific needs and level of satisfaction with its products.

     Raw Materials and Components

     The principal raw materials used by ATHI for the manufacture of PCB products and rubber keys are laminated sheets, carbon ink and film. Together these components represent approximately 75% of

ATHI's cost of goods sold. ATHI's suppliers are mainly from Hong Kong and the PRC. Purchases of major materials are on confirmed order basis and the stock is tightly controlled.

     Although certain suppliers are preferred for some raw materials, multiple sources exist for all materials. Adequate amounts of all raw materials have been available in the past and this should continue in the foreseeable future.

     Production Facilities

     The production facilities of ATHI's subcontractors are located at Dongguan, southern China. There were two production lines built within the factory premises consisting of one five story building and one single story building. The factory premises have a gross floor area of approximately 450,000 square feet with approximately 600 workers.

     Competition

     The PCB and electronics manufacturing services industry are highly fragmented and characterized by intense competition. Despite the increasing demand for ATHI's products in the PRC market, ATHI's products face competition from both overseas and other domestic suppliers. Although ATHI's competitive advantage over imported products in terms of pricing (including import VAT and import tariff) may be partially undermined by the PRC's entry into the World Trade Organization because of its majority domestic customer base, management believes that ATHI can maintain its competitiveness due to its accessibility and efficiency of after sales services and the timely availability of components and special parts. In the domestic market, management believes that the ATHI has a competitive advantage over other domestic manufacturers in terms of product technology of product quality and flexibility to small and medium preferred suppliers. We believe that the principal competitive factors in the segments of the PCB and electronics manufacturing services industry in which we operate are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available.

     Employees

     As of May 31, 2000, the Company had approximately 600 full-time employees, including the employees of ATHI.


     The Company and ATHI believe its future success depends in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain technical and managerial personnel. There can be no assurance that the Company or ATHI can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's or ATHI's employees are subject to any collective bargaining agreements.

Environmental Protection

     ATHI has adopted measures to reduce the level of pollution caused by its operations and has continuously complied with the PRC's environmental protection law and regulations. ATHI has never been fined for violation of environmental laws in the PRC.

     Legal System in the PRC

     Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 18 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the ATHI.

ITEM 2.   Description Of Property.

     The Company had the use of office space at 2133 East 9400 South, Suite 151, Sandy, Utah 84093, which continued until completion of the Acquisition. Upon completion of the Acquisition, the Company assumed the office premises leased by ATHI, currently located at Room 2, 34th Floor, Whaf Cable Tower, 9 Hoi Shing Road, Tsuen Wan, Hong Kong. The lease is for a term of five years, which commenced on August 1, 2000.

ITEM 3.   Legal Proceedings.

     The Company is not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   Submission Of Matters To A Vote Of Security Holders.

      During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.   Market For Common Equity And Related Stockholder Matters.

     The Company's shares of Common Stock are traded on the Over-the-Counter bulletin Board ("OTCBB") under the symbol SCRO. There is currently only a very limited trading market for the Common Stock and there is no trading information available prior to April 2000. The following table sets forth the range of bid prices of the Company's Common Stock as quoted on OTCBB during the periods indicated. These quotations reflect inter-dealer prices without retail markup, mark-down or commission and may not represent actual transactions.

------------------------------------------------------------------------------
            Quarter                             High                 Low
            -------                             ----                 ---
------------------------------------------------------------------------------

  Period ending May 31, 2000                   $5.375              $3.000
------------------------------------------------------------------------------

     As of August 31, 2000, there were approximated 28 record holders of the Company's Common Stock.

     The Company's Common Stock is issued in registered form. Signature Stock Transfer, Inc. is the registrar and transfer agent for the Company's Common Stock.

     Dividends

     For the period ended December 31, 1999 the Company declared a dividend of $759,152. For the period ended March 31, 2000 the Company declared and paid a dividend of $200,000. The previous public shell did not pay any dividends. The declaration of any future cash dividends will depend upon the earnings, if any, the capital requirements and financial position of the Company, general economic conditions and other conditions.

ITEM 6.   Management's Discussion And Analysis Of Plan Of Operations.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Annual Report.

     Nature of the Company's Present Operations

     The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of ATHI. The Company cannot ensure that it will be a commercially or economically viable business operation. It will face all of the risks inherent in a new business, the majority of which are beyond the control of the management of both the Company and ATHI.

     Results Of Operations

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the five-month period ended May 31, 1999 and May 31, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of the Annual Report:

                                                     Five-Month Period Ended          Five-Month Period
(U.S. dollars in thousands)                                     May 31, 1999         Ended May 31, 2000
-------------------------------------------------------------------------------------------------------
Revenue                                                                8,528                      8,016
     Cost of Sales                                                    (6,434)                    (5,644)
                                                                      ------                     ------

Gross Profit                                                           2,094                      2,372

     Gross Profit Margin                                                24.6%                      29.6%

Other Income                                                              17                          2
Selling Expenses                                                          (9)                       (12)
General and Administration Expenses                                     (174)                      (351)
                                                                      ------                     ------
Income before Income Taxes                                             1,936                      2,011
     Income Taxes                                                       (156)                      (163)
                                                                      ------                     ------

Net Income                                                             1,780                      1,848
                                                                      ======                     ======
-------------------------------------------------------------------------------------------------------

Five-Month Period Ended May 31, 2000 Compared To Five-Month Period Ended May 31, 1999

     Revenue And Gross Profit Margin

     Total revenue for the five-month period ended May 31, 2000 decreased by US$ 512,000 or 6% to US$8.0 million, compared to US$ 8.5 million for the corresponding period in 1999. During the five-month period ended May 31, 2000, the Company shifted its focus to high margin flexible PCBs, which are expected to be the mainstream of the PCB industry for telecommunication products. Due to this adjustment, the total revenue for the five-month period ended May 31, 2000 decreased slightly, as compared to the corresponding period in 1999 when the Company concentrated mainly on the traditional single and double sided PCBs.
The PCBs industry in the region has been seasonal. Because of the long holiday during the Chinese New Year, worldwide management believes that sales revenue for the first three to five months of every calendar year are slower. The sales of PCBs are expected to gradually increase during the second half of the calendar year.

     As mentioned in the August 2000 issue of the PC FAB magazine, the PCB industry has outperformed a number of other industries due to the worldwide increase in demands for consumer electronics and telecommunication products. The number of customers has increased by approximately 10% and the majority of these customers are the Hong Kong and Taiwan OEM manufacturers for well-known brand name manufacturers of computers, calculators, cameras and telephone systems with production facilities based in the PRC. Management believes that this increased demand in PCB industry will significantly benefit the Company in the second half of this calendar year.

     The increase in the gross profit margin from 24.6% for the five-month period ended May 31, 1999 to 29.6% in year 2000 was the result of the entrance into the higher profit margin flexible PCBs market during last quarter of the fiscal year.

     Other Income

     Other income during the five-month period ended 31 May 2000 was US$2,000 which was US$15,000 less than the corresponding period in 1999. The majority of other income generated was a result of the resell of scraps from the production of flexible PCBs. During the five-month period ended May 31, 2000, fewer scraps were produced from the production of flexible PCBs.

     Selling Expenses

     Selling expenses increased by US$3,000 or 33% to US$12,000 for the five-month period ended May 31, 2000. This increase in advertising expenses to promote the Company's products and corporate image contributed to the majority of the increase in selling expenses.

     General And Administration Expenses

     General and administration expenses increased by approximately US$177,000 or 102% to US$351,000 for the five-month period ended May 31, 2000 from US$174,000 as compared to the same period in 1999. The following events occurred during the five-month period ended May 31, 2000 contributed to the overall increase in general and administration expenses:

     (a) Legal and professional fees - Legal and professional fees increased by approximately US$41,000 for the five-month period ended May 31, 2000 over the corresponding in 1999. This was the result of retaining US legal counsel in March 2000 to facilitate the listing on OTCBB and assist with the SEC compliance requirements

     (b) Auditor and accounting fees - Auditor and accounting fees increased by US$40,000 for the five-month period ended May 31, in year 2000 as compared to the same five-month period in 1999. This additional fee was incurred for the preparation related to listing on the OTCBB and in connection with satisfying SEC requirements.

     (c) Salary and bonus - Salary and bonus increased by approximately US$68,000 for the five-month period ended 31 May 2000, compared to the same period in 1999. The increase was a result of hiring additional accounting professionals to handle the quarterly financial reporting requirements of the SEC as well as for the salary of key management.

     Financial Expenses

     The Company did not have any financial expenses for the five-month period ended May 31, 2000. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.

     Income Taxes

     The increase in income taxes was the result of the increase in income before income taxes. Under the Hong Kong Tax Authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit appointment under which 50% of its manufacturing profit is subject to Hong Kong profits tax. Therefore, the effective tax rate of the Company is approximately 8% p.a. Such tax concession is granted based on annual application by the Company.

     Net Income

     For the five-month period ended May 31, 2000 net income increased by US$68,000 or 4% to US$1,848,000, compared to US$1,780,000 for the corresponding period in 1999. The increase was the result of increase in demand for higher margin PCBs of the consumer electronics and telecommunication products.

Twelve-Month Period Ended December 31, 1999 Compared To Nine-Month Period Ended December 31, 1998

     The following data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and the notes thereto and other financial information included as part of the Annual Report:

                                                            Predecessor
                                                              Audited                        Audited
                                                         Nine Months ended            Twelve Months ended
(U.S. dollars in thousands)                                December 1998                 December 1999
---------------------------------------------------------------------------------------------------------
Revenue                                                        5,797                         21,591
       Cost of Sales                                          (4,105)                       (16,520)
                                                              ------                        -------

Gross Profit                                                   1,692                          5,071
       Gross Profit Margin                                      29.2%                          23.5%

Other Income                                                      --                             28
Selling Expenses                                                 (31)                           (27)
General and Administration Expenses                           (1,008)                          (774)
                                                              ------                        -------
Income before Income Taxes                                       653                          4,298
       Income Taxes                                              (97)                          (346)
                                                              ------                        -------

Net Income                                                       556                          3,952
                                                              ======                        =======
---------------------------------------------------------------------------------------------------

     In 1998, when the predecessor to the Company was a private company, its fiscal year end was March 31. The predecessor then underwent a group reorganization in 1999 as the preparatory step to the public listing in the United States and in conjunction therewith changed its fiscal year from March 31 to December 31. The predecessor transacted a share exchange with the Company in March 2000 and has become a wholly owned subsidiary of the Company. As a result of the share exchange, the fiscal year end is now May 31.

     Due to the above-mentioned historical factors, management believes that it should compare the audited nine-month period ended December 31, 1998 results of operations with the twelve-month period ended December 31, 1999 results.

     Revenue And Gross Profit Margin

     Total revenue for the twelve-month period ended December 31, 1999 increased by US$15.8 million or 272% to US$21.6 million, compared to US$5.8 million for the nine-month period ended December 31, 1998. Many OEM manufacturers of electronic products relocated their production bases to the Pearl Delta Region in Southern China for better networking, cheaper labor and transportation costs. As a result, the demands over the PCB have increased significantly in the past 2 years.

     The 5.7% decrease in the gross profit margin from 29.2% in 1998 to 23.5% in 1999 was the result of the increase in competition on traditional double and single sided PCBs.

     Other Income

     The reselling of scraps contributed to the majority of other income, which was approximately proportionate to the production volume. There was an increase of US$28,000 from the nine-month period ended December 31, 1998 to US$28,000 for the twelve-month period ended December 31, 1999. The increases were the result of increase in the volume of scraps from higher production volume.

     Selling Expenses

     Selling expenses decreased by US$4,000 or 13% for the nine-month period ended December 31, 1998 to US$27,000 for the twelve-month period ended December 31, 1999. The result was the effort from the management to decrease the transportation costs during year 1999 by taking more orders from the southern regions over the northern regions of the PRC.

     General And Administration Expenses

     General and administration expenses decreased by US$234,000 or 23% from the nine-month ended December 31, 1998 to US$774,000 for the twelve-month period ended December 31, 1999. The majority of the decreases were the result of the effort of management to streamline the corporate structure and reduce administration-related expenses.

     Financial Expenses

     There were no financial expenses during the two comparison period.

     Income Taxes

     Increase in income taxes was the result of the increase in income before income taxes. Under the Hong Kong Tax Authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit appointment under which 50% of its manufacturing profit is subject to Hong Kong profits tax. Therefore, the effective tax rate of the Company is approximately 8% p.a. Such tax concession is granted based on annual application by the Company.

     Net Income

     For the twelve-month period ended December 31, 1999, net income was US$3,952,000, which was US$3,396,000 more than the nine-month period ended December 31, 1998. The increases were the result of increased demand of PCBs resulting from the increase in demand for consumer electronics and telecommunication products.

Liquidity and Capital Resources

Five-month period ended May 31, 2000 Compared To Twelve-month period ended December 31, 1999

     Cash and cash equivalents were US$261,000 as of May 31, 2000. This represents an increase of US$147,000 from December 31, 1999. The increase was primarily due to cash provided by operating activities which was partially offset by capital spending for purchase of requirements and capital additions to support increased headcount, primarily in the accounting and marketing activities; repayment of note to stockholder; and payment of dividends.

     Accounts receivable decreased by US$561,000 from US$3,237,000 for December 31, 1999 to US$2,675,000 for May 31, 2000. The decrease was primarily due to lower in sales revenue. Inventory levels have increased by US$145,000 from US$592,000 for December 31, 1999 to US$737,000 for May 31, 2000. The
increase in inventory levels was mainly the result of management's decision to carry more inventory to better meet customer demand for the sales of the upcoming quarters and provide effective customer service. The decrease in long-term liabilities of US$1,252,000 from US$1,478,000 for December 31, 1999 to US$226,000 for May 31, 2000 was primarily due to the repayment of a note to a stockholder.

     Management believes that the level of financial resources is a significant competitive factor in the PCB industry accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

December 31, 1999 Compared To December 31, 1998

     Cash and cash equivalents were US$114,000 at of December 31, 1999. This represents an increase of approximately US$100,000 from December 31, 1998. The increase was primarily due to cash provided by operating activities and this increase was partially offset by capital spending for purchase of requirements and repayment of note to stockholder.

     Accounts receivable increased by US$1,379,000 from US$1,858,000 for December 31, 1998 to US$3,237,000 for December 31, 1999. The growth in account receivables was primarily due to an increased sales revenue. Inventory levels have increased slightly by US$71,000 from US$520,000 for December 31, 1998 to US$591,000 for December 31, 1999. Management intended to maintain a relatively lower inventory level and the completion time from ordering to finished product takes approximately 10 days. The increase in inventory levels was relatively normal with respect to the increase in sales revenue. The decrease in long-term liabilities of US$2,332,000 was primarily due to the repayment of a note to a stockholder.

     Fixed Assets

     For the period ended May 31, 2000, fixed assets increased approximately by US$617,000 or 22% to US$3,328,000 from US$2,711,000 in December 1999. The increase was primarily the result of the purchase of moulds (new and replacement) to facilitate the production of the new flexible PCBs and the replacement of old moulds for existing products.

     For the twelve-month period ended December 31, 1999, fixed assets increased approximately by US$2.4 million to US$2.7 million from US$292,000 in December 1998. The increase was primarily the result of the purchase of additional moulds and equipment to facilitate the increase in sales revenue.

ITEM 7.   Financial Statements.

     The Company's audited consolidated financial statements are apended hereto and incorporated herein by reference.

ITEM 8. Changes In And Disagreement With Accountants On Accounting And Financial Disclosure.

     Effective as of June 15, 2000, the Company dismissed Jones, Jensen & Company ("Jones"). The decision to change accountants was approved by the Board of Directors of the Company.

     The reports of Jones of the Company's consolidated balance sheet as of May 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended May 31, 1999 and 1998, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that it included a modification for uncertainity of the Company's ability to continue as a going concern.

     During the two fiscal years ending May 31, 1999 and 1998 and the interim period subsequent to May 31, 1999 through June 15, 2000, there were no disagreements between the Company and Jones as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Jones, would have caused it to make a reference to the subject matter of the disagreement in connection with its report on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K. During the two fiscal years ending May 31, 1999 and 1998 and the interim period subsequent to May 31, 1999 through June 15, 2000, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). Jones has furnished the Company with a letter addressed to the Commission stating that it agrees with the above statements. A copy of this letter is included as an exhibit to this Report on Form 8-K.

     The Company as of June 16, 2000 has engaged the firm of BDO International as independent auditors for the Company's fiscal year ending May 31, 2000 to replace Jones. The Company's Board of Directors approved the selection of BDO International as independent auditors. The Company has not consulted BDO International prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of May 31, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                           AGE             POSITION
----                           ---             --------
Mr. Wing Cheong Ho             38              Chairman of the Board and President
Mr. Wing Hung Ho               44              Director and Secretary
Mr. Zhao Jian Li               40              Director, Treasurer and VP - Business Development
Mr. Kin Kong Yeung             38              VP - Administration
Mr. Kwok Ming Li               26              VP - Engineering
Mr. Wing Tsan Ho               26              Chief Financial Officer

     Mr. Wing Cheong Ho - Chairman of the Board and President - is the founder of ATHI and has over 10 years of experience in the printed circuit board industry in Hong Kong as well as in the People's Republic of China. Before founding ATHI, he worked for Elec & Eltek Co., Inc. a company listed on the Hong Kong Exchange.

     Mr. Wing Hung Ho - Director and Secretary- has over 10 years of experience in factory management and is currently taking a major role in managing ATHI's manufacturing plant in the People's Republic of China. From 1998 to 1999 Mr. Wing Hung Ho was general manager of Cohin Philippines, Inc. and from 1989 to 1998 was general manager of Volite Garment Factory, Ltd.

     Mr. Zhao Jian Li - Director, Treasurer and VP - Business Development - has over 20 years experience in the electronics industry in Hong Kong and in the People's Republic of China. Before joining the Company, Mr. Li was the Business Development General Manager of a Hong Kong listed electronic company. He is actively participating in the provision of the company's future strategies and development.

     Mr. Kin Kong Yeung - VP - Administration - served as administrative manager of Fortune Printed Circuit Board Factory, Ltd. since 1998 and as Personnel Officer from 1996 to 1998. From 1994 to 1996 Mr. Kin Kong Yeung served as administrative officer of Wing Shing Ind. Co.

     Mr. Kwok Ming Li - VP - Engineering - served as engineering manager of Fortune Printed Circuit Board Factory Ltd. since 1998 and as a mechanical engineering manager from 1996 to 1998. From 1993 to 1994 Mr. Kwok Ming Li was a technician for B.A. Electronic Co.

     Mr. Wing Tsan Ho - Chief Financial Officer - has over 5 years of experience in taxation and accounting reporting. He worked for the government's Inland Revenue Department and Yearfull Interior Contract Co. Ltd., prior to joining the Company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  Executive Compensation.

     The following table sets forth the compensation paid to the Company's Chief Executive Officer who was the only executive officer to receive compensation in excess of $100,000.

                                                                                       ANNUAL
NAME                               AGE              POSITION                        COMPENSATION
----                               ---              --------                        ------------
Mr. Wing Cheong Ho                 38               President and Chairman of the   $125,800
                                                    Board

     Neither ATHI nor any subsidiary maintains or has maintained in the past, any employee benefit plans. However, beginning December 2000, all Hong Kong companies and their respective employees are required by the government to participate in the program of Mandatory Providence Fund. Details of such program will be disclosed later this year.

     During the five-month period ended May 31, 2000, certain corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings. The Board of Directors has established an audit committee which consists of Messrs. Bing Wan, Paul Ho, and Dr. Chi-Sum Man. They are also independent directors of the Company.

ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management.

     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of Common Stock beneficially owned as of May 31, 2000 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's Common Stock; (ii) each director and director nominee; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


                                       Amount And       Percent Of
                                        Nature Of          Class
                                       Beneficial
                                          Owner

Park Street Investments, Inc.           3,330,000          16.70%
2133 East 9400 South, Suite 151
Sandy, Utah 84093

I*World Limited                        16,300,000          81.79%
Blk 2, Flat 6, 3rd Floor
Tak Fung Industrial Centre
166-176 Texaco Road,
Tseun Road, Hong Kong

Wing Cheong Ho (2)                      9,454,000          47.44%
Blk 2, Flat B, 6th Floor
Royal Ascot
Shatin, Hong Kong

Wing Hung Ho (3)                        1,956,000           9.81%
Blk 2, Flat B, 22nd Floor
Royal Ascot
Shatin, Hong Kong

Yue Fung Group Holding Limited (4)      4,890,000          24.54%
32nd Floor Wharf Cable Tower
9 Hoi Shing Road
Tseun Wan, Hong Kong

Hong Kong Public Minority (5)           3,139,380          15.75%

Simply Noble Limited (6)                     1,750,620           8.78%
32nd Floor Wharf Cable Tower
9 Hoi Shing Road
Tseun Wan, Hong Kong

All Executive officers and Directors as a   11,410,000          57.25%
 Group(3) (2 persons)

_______________________
     (1) Based on 19,930,000 shares of Common Stock actually outstanding as of the date of this Information Statement.

     (2)  Based on Mr. Wing Cheong Ho's 58% ownership of I*World Limited.

     (3)  Based on Mr. Wing Hung Ho's 12% ownership of I*World Limited.

     (4) Based on Yue Fung Group Holding Limited's (a Bermuda Corporation) 30% ownership of I*World Limited.

     (5) Based on the Hong Kong Public Minority's 64.2% ownership of Yue Fung Group Holding Limited.

     (6) Based on Simply Noble Limited's (a British Virgin Island Corporation) 35.8% ownership of Yue Fung Group Holding Limited.

ITEM 12.  Certain Relationships And Related Transactions.

     The Company

     In June 1996, the Company sold 20,000 shares of Common Stock to Park Street Investments, Inc. ("PSI") for $2,000. Ken Kurtz, a former officer and director, is the sole officer, sole director and sole shareholder of PSI. The shares were paid as compensation for services rendered to the Company in connection with the formation of Company.

     As of the date hereof, the Company owed $10,000 plus approximately $650 in accrued interest to Park Street Investments, Inc. for two separate promissory notes of $5,000 each. One note is due March 31, 2000 and the other is due January 1, 2001.

     Prior to the Acquisition, Mr. Kurtz owned, through Park Street Investments, Inc., 3,300,000 of the Company's 3,630,000 shares of Common Stock issued and outstanding or approximately 91%. Park Street Investments, Inc. now owns 3,300,000 shares which shares represent approximately 17% of the Company's total issued and outstanding Common Stock.

     Advanced Technology International Holdings Limited ("ATHI")

     On November 18, 1998, ATHI acquired a 100 percent equity interest in a newly incorporated shell company, Ford Reach (H.K.) Limited ("Ford Reach"), for consideration of $129. Ford Reach is a limited liability company incorporated in Hong Kong. Pursuant to an Acquisition Agreement dated January 1, 1999, Ford Reach acquired substantially all the assets and liabilities of Fortune Conductive Carbon PCB Factory Co., Ltd. ("Fortune") for consideration of $129,032. Fortune is a limited liability company incorporated in Hong Kong and is wholly owned by Mr. Ho Wing Cheong, a director and stockholder of ATHI.

     On January 8, 1999, ATHI acquired a 100 percent equity interest in a newly incorporated shell company, Goal Best Gold Limited ("GBG") for consideration of $100. GBG is a limited liability company incorporated in the British Virgin Islands. GBG acquired plant and equipment from Dongguan Fortune Circuit Factory, Co. Ltd. ("Dongguan Fortune") for $1,890,962. Mr. Ho Wing Cheong, a director and stockholder of ATHI owns a controlling interest in Dongguan Fortune, a company established in the People's Republic of China.

On May 1, 2000, the Company entered into a rental agreement for five years with Grand Link International Limited of which Mr. Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director.

Sales to a stockholder, Yue Fung Development Limited ("YFD"), during the five month period ended May 31, 2000 were $1,054,457 which represents 13% of total sales for the period. During the year ended December 31, 1999 sales to YFD were $10,147,820, however, YFD was not a stockholder of the Company during this period.

As of May 31, 2000 and December 31, 1999, balances with directors and stockholders consist of the following:

                                                                                    December 31,
                                                             May 31, 2000               1999
                                                          ----------------       -----------------
Amount due from directors and stockholders:
  Mr. Ho Wing Cheong                                      $              -       $         394,441
                                                          ================       =================

Note payable to director and stockholder:
  Mr. Ho Wing Cheong                                      $              -       $       1,290,323
                                                          ================       =================

The amounts due from directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.

The note payable to Mr. Ho Wing Cheong which arose from the acquisition of assets and assumption of liabilities from companies controlled by Mr. Ho Wing Cheong as described in Note 1, was recorded at an initial amount of $3,622,626. It was partially repaid during the year ended December 31, 1999. The remaining balance of the note payable of $1,290,323 was repaid in full during this period.

ITEM 13.  Exhibits, List And Reports On Form 8-K.


Exhibit Number                       Description

2.1 Share Exchange Agreement dated as of February 1, 2000 by and among the Company, Ken Kurtz, ATHI and I.WORLD, Incorporated herein by reference from the Company's filing on Form 8-K filed on March 15, 2000.

3.1 Articles of Incorporation, Incorporated herein by reference from the Company's fling on Form 10SB on July 7, 1999.

3.2 Bylaws Incorporated herein by reference from the Company's filing on Form 10SB on July 7, 1999.

27.1           Financial Data Schedule, filed herewith.



Reports on Form 8K

During the last quarter of the fiscal year covered by this report the Company filed the following reports on Form 8-K:

1.  Filed March 15, 2000 -  reporting Item 5.

2.  Filed April 7, 2000 -  reporting Items 1, 2, and 5

3. Filed June 20, 2000 and an amendment to the same filed on June 22, 2000 - reporting Items 4 and 7; Item 7 contained the consolidated balance sheet of the recently acquired company for the periods ended May 31, 1999 Feburary 28, 2000, and the balance sheets of Advanced Technology International Holdings Limited as of December 31, 1998 and December 31, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from inception to December 31, 1998 and the twelve months ended December 31, 1999.

ITEM 14.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            /s/ Wing Hung Ho
Dated:  September 11, 2000          ________________________________________
                                    Wing Hung Ho, Director and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            /s/ Wing Cheong Ho
                                    ________________________________________
Dated: September 11, 2000           Wing Cheong Ho, President

                                            /s/ Wing Tsan Ho
                                    ________________________________________
Dated: September 11, 2000           Wing Tsan Ho, Chief Financial Officer

                                            /s/ Zhao Jian Li
Dated: September 11, 2000           ________________________________________
                                    Zhao Jian Li, Director, Treasurer and VP
                                    Business Development

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                         Report of Independent Auditor
                     and Consolidated Financial Statements
             For the period from April 1, 1998 to December 31, 1998

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                   Index To Consolidated Financial Statements

                                                                     Pages
Report of Independent Auditor                                         F-3

Consolidated Balance Sheet                                            F-4

Consolidated Statement of Operations                                  F-5

Consolidated Statement of Stockholders' Equity                        F-6

Consolidated Statement of Cash Flows                                  F-7

Notes to Consolidated Financial Statements                         F-8 - F-14

                                 WONG HEI CHIU

                          CERTIFIED PUBLIC ACCOUNTANT


                         Report of Independent Auditor



To the Board of Directors of
Advanced Technology International Holdings Limited
(Formerly known as Modern Frame International Limited)


I have audited the accompanying consolidated balance sheet of Advanced Technology International Holdings Limited (formerly known as Modern Frame International Limited) as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for the nine months ended December 31, 1998. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technology International Holdings Limited (formerly known as Modern Frame International Limited) as of December 31, 1998 and the consolidated results of its operations and cash flows for the nine months ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.



Wong Hei Chiu
Certified Public Accountant

Hong Kong,
April 4, 2000

    Room 717 Concordia Plaza, 1 Science Museum Road, Tsimshatsui, Kowloon.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                           Consolidated Balance Sheet

                            As of December 31, 1998

(Expressed in US Dollars)

ASSETS

Current assets
  Cash and cash equivalents                                         $   14,333
  Accounts receivable (Note 3)                                       1,858,014
  Other receivables, deposits and prepayments                            1,239
  Inventories (Note 4)                                                 520,225
                                                                    ----------

  Total current assets                                               2,393,811

Plant and equipment, net (Note 5)                                      291,933
                                                                    ----------

Total assets                                                         2,685,744
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $  933,893
  Other payables and accrued expenses                                   20,069
  Due to a director                                                    523,687
  Due to a related company                                             424,319
  Income taxes payable (Note 6)                                        105,435
                                                                    ----------

Total liabilities                                                    2,007,403


Commitments and contingencies (Note 7)

Stockholders' equity
  Common stock, par value $1 per share;
    50,000 shares authorized; 1,000 shares
    issued and outstanding                                               1,000
  Contributed surplus                                                  129,032
  Retained earnings                                                    548,309
                                                                    ----------

  Total stockholders' equity                                           678,341
                                                                    ----------

Total liabilities and stockholders' equity                          $2,685,744
                                                                    ==========

See accompanying summary of accounting policies and notes to consolidated financial statements.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                      Consolidated Statement of Operations

             For the period from April 1, 1998 to December 31, 1998


(Expressed in US Dollars)

Net sales                                                       $ 5,796,930

Cost of sales                                                    (4,104,583)
                                                                -----------

Gross profit                                                      1,692,347

Selling expenses                                                     31,432

General and administrative expenses                               1,008,025
                                                                -----------

Operating income                                                    652,890

Other income                                                              -
                                                                -----------

Income before income taxes                                          652,890

Provision for income taxes (Note 6)                                  96,774
                                                                -----------

Net income                                                      $   556,116
                                                                ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                 Consolidated Statement of Stockholders' Equity

(Expressed in US Dollars)

                                              Common Stock                                             Total
                                        Number                                Retained             Stockholders'
                                      of Shares            Amount             Earnings                Equity
Balance, April 1, 1998                  1,000              1,000               55,171                 56,171

Net income                                  -                  -              556,116                556,116

Dividends declared                          -                  -              (62,978)               (62,978)
                                        -----              -----              -------                -------

Balance, December 31, 1998              1,000              1,000              548,309                549,309
                                        =====              =====              =======                =======

See accompanying summary of accounting policies and notes to consolidated financial statements.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                      Consolidated Statement of Cash Flows

                Increase/(Decrease) in Cash and Cash Equivalents

             For the period from April 1, 1998 to December 31, 1998

(Expressed in US Dollars)

Cash flows from operating activities
  Net income                                                               $   652,890
     Adjustments to reconcile net income
      to net cash provided by operating activities
    Depreciation of plant and equipment                                         53,312
    Changes in:
      Accounts and other receivable                                            552,440
      Inventories                                                             (520,225)
      Amount due from a stockholder                                                  -
      Accounts payable                                                         307,454
      Other payables and accrued expenses                                   (1,021,419)
      Due to a director                                                       (362,612)
      Due to a related company                                                 424,319
                                                                           -----------

Net cash provided by operating activities                                       86,159
                                                                           -----------

Cash flows from return on investments and servicing of
 finance
  Dividend paid                                                                (62,978)

Cash flows used in investing activities
  Acquisition of plant and equipment                                           (37,313)

Cash flows from financing activities
  Issuance of common stock                                                       1,000
                                                                           -----------

Net increase in cash and cash equivalents                                      (13,132)

Cash and cash equivalents at beginning of period                                27,465
                                                                           -----------

Cash and cash equivalents at end of period                                 $    14,333
                                                                           ===========

Supplemental disclosure of cash flow information
  Interest paid during the period                                          $         -

Supplemental disclosure of non-cash activities
  Acquisition of assets from related companies                             $         -
  Assumption of liabilities from related company                           $         -

See accompanying summary of accounting policies and notes to consolidated financial statements.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Technology International Holdings Limited was incorporated in the British Virgin Islands on November 18, 1998, under the name of Modern Frame International Limited ("the Company"). The principal activity of the Company is to hold investments in subsidiaries.

On November 18, 1998, the Company acquired a 100% equity interest in a newly incorporated shell company, Ford Reach (H.K.) Limited ("Ford Reach") at a consideration of $129. Ford Reach is a limited liability company incorporated in Hong Kong.

On January 8, 1999, the Company acquired a 100% equity interest in a newly incorporated shell company, Goal Best Gold Limited ("GBG") at a consideration of $100. GBG is a limited liability company incorporated in the British Virgin Islands.

Pursuant to a purchase and sale agreement dated January 1, 1999, Ford Reach acquired substantially all the assets and assumed substantially all the liabilities of Fortune (Conductive Carbon) PCB Factory Co., Ltd. ("Fortune") in exchange for a note payable to Mr. Ho Wing Cheong of $1,731,664, which was the aggregate of the book value of assets acquired less liabilities assumed.
Fortune is a Hong Kong based company and wholly owned by Mr. Ho Wing Cheong, the director and sole stockholder of the Company. The Company believed that the $1,731,664 approximated the fair market value of assets acquired less liabilities assumed at January 1, 1999.

Pursuant to a purchase and sale agreement dated January 8, 1999, GBG acquired certain plant and equipment from Dongguan Fortune Circuit Factory Co., Ltd. ("Dongguan Fortune") in exchange for a note payable to Mr. Ho Wing Cheong of $1,890,962, which was the aggregate book value of these assets as of January 1, 1999. Dongguan Fortune is a People's Republic of China ("PRC") based company in which Mr. Ho Wing Cheong has a controlling interest. The Company believed that the $1,890,962 approximated the fair market value of those assets acquired at January 8, 1999.

Both Ford Reach and GBG are engaged in the manufacture and sale of printed circuit boards for telecommunication systems, scientific calculators and audio visual equipment to companies in Hong Kong. Ford Reach and GBG commenced operations on January 1, 1999 and January 8, 1999, respectively.

Subsequent to September 30, 1999, on December 23, 1999, the Company changed its name to Advanced Technology International Holdings Limited.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Cont'd)

The consolidated financial statements have been prepared using a pro forma basis of accounting as if the Group's structure were in existence before completion of the above reorganization. Under this pro forma basis, the Company has been treated as the holding company of Fortune for the period presented rather than from the date of the reorganization. Accordingly, the consolidated results of the Group for the nine months ended December 31, 1998 represented the results of Fortune with effect from April 1, 1998. No comparative consolidated financial statements have been prepared by the Company.

In the opinion of the directors, the consolidated financial statements prepared on the above pro forma basis present more fairly the results and the state of affairs of the Group taken as a whole.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned subsidiaries, Ford Reach and GBG. All material intercompany transactions have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of the Company and its subsidiaries is the Hong Kong Dollar (HK$) and the financial records are maintained and the financial statements prepared in HK$. Foreign currency transactions during the period are translated into HK$ at the exchange rates ruling at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into HK$ at year end exchange rates. When assets, liabilities and equity denominated in HK$ are translated into United States Dollars, translation adjustments are included as a component of stockholder's equity.

For the purpose of preparing these financial statements, the financial statements in HK$ have been translated into United States Dollars at US$1.00 = HK$7.75.

Revenue Recognition

Revenue from goods sold is recognized when title of goods sold has passed to the buyers, which is usually at the time of delivery.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using the first-in-first-out method and includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Plant, Equipment and Depreciation

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                                     Estimated
                                                                    useful life
                                                                     (in years)
                                                                    -----------
Leasehold improvements                                                   10
Furniture and fixtures                                                    8
Machinery and moulds                                                      8
Transportation equipment                                                  8
Computer and telephone equipment                                          5

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Long-lived Assets

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes down the asset to its net realizable value.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

Income Taxes

The Company and its subsidiaries account for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that covers the enactment in the near future date. A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable approximate their fair values as of December 31, 1998 because of the relatively short-term maturity of these instruments. The fair value of the Company's related party receivables and payables, and note payable to the sole stockholder cannot be determined due to the nature of the transactions.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in the financial statements are the allowance for doubtful accounts, provision for inventory obsolescence and slow moving items, and deferred income tax liability. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)
NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable                                                $1,858,014
Less: Allowance for doubtful accounts                                       -
                                                                   ----------

                                                                   $1,858,014
                                                                   ==========


NOTE 4 - INVENTORIES

Raw materials                                                      $420,328
Work-in-progress                                                     28,719
Finished goods                                                       71,178
                                                                   --------

                                                                   $520,225
                                                                   ========


NOTE 5 - PLANT AND EQUIPMENT, NET

Leasehold improvements                                             $ 16,550
Furniture and fixtures                                                8,796
Machinery and moulds                                                517,995
Transportation equipment                                                  -
Computer and telephone equipment                                     10,286
                                                                   --------

                                                                    553,627
Less: Accumulated depreciation                                      261,694
                                                                   --------

                                                                   $291,933
                                                                   ========


NOTE 6 - INCOME TAXES

Tax in the consolidated statement of operations represents:

Current income tax - Hong Kong                                     $      -
                    Overseas                                         96,774
Deferred income tax - Hong Kong                                       8,661
                                                                   --------

                                                                   $105,435
                                                                   ========

Deferred income taxes represent the tax effect on the excess of depreciation allowances over related depreciation for financial statement purposes.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 6 - INCOME TAXES (Cont'd)

A reconciliation from the statutory tax rate to the effective tax rate is presented below:

                                                               -------
                                                                  %
Hong Kong statutory tax rate                                    16.0
50% reduction for manufacturing operations in PRC               (8.0)
Other non-taxable income                                        (0.2)
                                                                ----

Effective tax rate                                               7.8
                                                                ====

Under the Hong Kong tax authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit appointment under which only 50% of its manufacturing profit is subject to Hong Kong profits tax. All of the Company's manufacturing operations are located in Dongguan, PRC and conducted under a processing agreement with Dongguan Fu Chi Circuit Factory Co. ("Dongguan Fu Chi"), a PRC company. Therefore only 50% of the profits of the Company is subject to Hong Kong profits tax. Such tax concession is granted based on annual application by the Company. The submission of profits tax returns by the Company to the Hong Kong tax authority is not yet due and therefore no application for the grant of the concession has yet been made.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

A subsidiary leases general and administrative facilities under non-cancelable operating leases expiring within one year and within 2nd to 5th years respectively from the balance sheet date. Rent expenses paid under this lease for the year ended December 31, 1998 was $6,193. The minimum lease payments under these operating leases for the twelve months ending December 31, 1999 and for the 2nd to 5th years thereafter total $6,193 and $4,645 respectively. There are no other lease commitments.

               Advanced Technology International Holdings Limited

             (Formerly known as Modern Frame International Limited)

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 8 - CONCENTRATION OF CREDIT RISK

The majority of revenue of Ford Reach and GBG is derived from the sale of goods to a few customers and no collateral is required from them. The collectability of debts owed by these customers depends substantially on the financial condition and cash flow position of these customers. The Company reviews regularly the credit status of these customers and the provision for doubtful accounts is recorded based on the management's assessment of the credit status of these customers.

During the period, sales made to a customer accounted for 58% of the Company's total sales. Receivable from this customer as of December 31, 1998 accounted for 42% of the total accounts receivable as of that date.


NOTE 9 - ECONOMIC DEPENDENCE

Ford Reach and GBG's manufacturing operations is supported by a single PRC company, Dongguan Fu Chi. Under a processing agreement with an expiry date of December 31, 2008, Dongguan Fu Chi provides the factory premises and the workers at a fee. There can be no assurance that Dongguan Fu Chi's premises and workforce are sufficient to handle an increase in production orders should the Company's business expand or that the Company can locate another third party subcontractor who can handle the Company's production on as favorable terms as those existing with Dongguan Fu Chi.

                                Score One, Inc.

                        Report of Independent Auditors
                     and Consolidated Financial Statements
                              For the period from
                        January 1, 2000 to May 31, 2000

                                Score One, Inc.

                  Index To Consolidated Financial Statements



                                                                        Pages
Report of Independent Auditors                                           F-17

Consolidated Balance Sheets                                              F-18

Consolidated Statements of Operations                                    F-19

Consolidated Statements of Stockholder's Equity                          F-20

Consolidated Statements of Cash Flows                                    F-21

Notes to Consolidated Financial Statements                           F-22 - F-32

                        Report of Independent Auditors



To the Board of Directors of
Score One, Inc.


We have audited the accompanying consolidated balance sheets of Score One, Inc. as of May 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the five-month period ended May 31, 2000 and the year ended December 31, 1999. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Score One Inc. as of May 31, 2000 and December 31, 1999 and the consolidated results of its operations and cash flows for the five-month period ended May 31, 2000 and the year ended December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.



Hong Kong,
September 8, 2000

                                Score One, Inc.

                          Consolidated Balance Sheets

(Expressed in US Dollars)

                                                                                       December 31,
                                                               May 31, 2000                1999
                                                            -----------------       -----------------
ASSETS

Current assets
  Cash and cash equivalents                                 $         261,057       $         114,171
  Accounts receivable (Note 5)                                      2,675,018               3,236,703
  Other receivables, deposits and prepayments                           2,883                 428,945
  Inventories (Note 6)                                                736,678                 591,653
  Deferred income taxes (Note 9)                                       15,484                  15,484
  Amounts due from stockholder (Note 11)                                    -                 394,441
                                                            -----------------       -----------------
  Total current assets                                              3,691,120               4,781,397
Plant and equipment, net (Note 7)                                   3,328,309               2,711,271
                                                            -----------------       -----------------
Total assets                                                $       7,019,429       $       7,492,668
                                                            -----------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable (Note 8)                                 $       1,418,311       $       1,835,045
  Other payables and accrued expenses                                 209,543                  52,305
  Income taxes payable                                                298,323                 173,161
  Dividend payable                                                          -                 759,172
  Bank overdraft                                                       22,429                       -
                                                            -----------------       -----------------
  Total current liabilities                                         1,948,606               2,819,683
                                                            -----------------       -----------------

Long term liabilities
  Note payable to stockholder (Note 11)                                     -               1,290,323
  Deferred income taxes (Note 9)                                      226,065                 188,001
                                                            -----------------       -----------------
  Total long term liabilities                                         226,065               1,478,324
                                                            -----------------       -----------------
Total liabilities                                                   2,174,671               4,298,007
                                                            -----------------       -----------------

Commitments and Contingencies (Note 10)

Stockholders' equity
  Preferred stock, par value $0.001 per share;
    5,000,000 shares authorized, none issued
  Common stock, par value $0.001 per share;
      41,250,000 shares authorized;
      19,930,000 shares issued and outstanding                         19,930                       -
  Additional paid-in capital                                                -                   1,000
                                                                    4,824,828
  Retained earnings                                                                         3,193,661
                                                            -----------------       -----------------
  Total stockholders' equity                                        4,844,758               3,194,661
                                                            -----------------       -----------------
Total liabilities and stockholders' equity                  $       7,019,429       $       7,492,668
                                                            -----------------       -----------------


         See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                     Consolidated Statements of Operations


(Expressed in US Dollars)

                                                                                         Twelve Months
                                                                    Five                     Ended
                                                                Months Ended              December 31,
                                                                May 31, 2000                  1999
                                                            ------------------        -----------------
Net sales                                                   $        8,016,363        $      21,591,106

Cost of sales                                                       (5,643,960)             (16,519,906)
                                                            ------------------        -----------------
Gross profit                                                         2,372,403                5,071,200

Selling expenses                                                       (11,920)                 (27,247)

General and administrative expenses                                   (351,203)                (773,530)
                                                            ------------------        -----------------
Operating income                                                     2,009,280                4,270,423

Interest income                                                            125                        -

Other income                                                             1,718                   28,088
                                                            ------------------        -----------------
Income before income taxes                                           2,011,123                4,298,511

Income taxes (Note 9)                                                 (163,226)                (345,678)
                                                            ------------------        -----------------
Net income                                                  $        1,847,897        $       3,952,833
                                                            ==================        =================
Earnings per share - basic and diluted                      $             0.10        $            0.24
                                                            ==================        =================
Weighted average common shares outstanding
  - basic and diluted                                               18,115,000               16,300,000
                                                            ==================        =================

         See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                Consolidated Statements of Stockholders' Equity

(Expressed in US Dollars)

                                        Common Stock
                                ---------------------------     Additional                             Total
                                    Number                        Paid-in          Retained         Stockholders'
                                  of Shares        Amount         Capital          Earnings            Equity
                                -------------  ------------    ------------    --------------    ----------------

Balance as of January 1, 1999               -  $          -    $      1,000    $            -    $          1,000

Net income                                  -             -               -         3,952,833           3,952,833

Dividend declared                           -             -               -          (759,172)           (759,172)
                                -------------  ------------    ------------    --------------    ----------------
Balance as of
December 31, 1999                           -             -           1,000         3,193,661           3,194,661

Issuance of shares for
  Score One transaction            16,300,000        16,300         (16,300)                -                   -

Issuance of shares in
  connection with reverse
  merger                            3,630,000         3,630          15,300           (16,730)              2,200

Net income                                  -             -               -         1,847,897           1,847,897

Dividend paid                               -             -               -          (200,000)           (200,000)
                             ----------------  ------------    ------------    --------------    ----------------

Balance as of
  May 31, 2000                     19,930,000  $     19,930    $          -    $    4,824,828    $      4,844,758
                             ================  ============    ============    ==============    ================

         See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                     Consolidated Statements of Cash Flows

               Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                                          Twelve
                                                                    Five               months ended
                                                                Months Ended           December 31,
                                                                May 31, 2000               1999
                                                            -----------------      -----------------
Cash flows from operating activities
  Net income                                                $       1,847,897      $       3,952,833
     Adjustments to reconcile net income
     to net cash provided by operating activities
    Depreciation of plant and equipment                               306,730                536,865
    Deferred income taxes                                              38,064                172,517
    Changes in - net of acquisition
      Accounts receivable                                             561,685             (1,378,689)
      Other receivables, deposits and prepayments                     428,262               (427,706)
      Inventories                                                    (145,025)               (71,428)
      Amount due from stockholder                                     394,441               (394,441)
      Accounts payable                                               (416,734)               901,152
      Other payables and accrued expenses                             157,238                 32,236
      Income taxes payable                                            125,162                173,161
                                                            -----------------      -----------------
Net cash provided by operating activities                           3,297,720              3,496,500
                                                            -----------------      -----------------
Cash flows used in investing activities
  Acquisition of plant and equipment                                 (923,769)            (1,065,242)
  Bank balance acquired from a related company                              -                 14,216
                                                            -----------------      -----------------
Net cash used in investing activities                                (923,769)            (1,051,026)
                                                            -----------------      -----------------

Cash flows from financing activities
  Bank overdraft                                                       22,429                      -
  Repayment of note payable to stockholder                         (1,290,323)            (2,332,303)
  Dividend paid                                                      (959,172)                     -
                                                            -----------------      -----------------
Net cash used in financing activities                              (2,227,066)            (2,332,303)
                                                            -----------------      -----------------

Net increase in cash and cash equivalents                             146,886                113,171

Cash and cash equivalents at beginning of period                      114,171                  1,000
                                                            -----------------      -----------------
Cash and cash equivalents at end of period                  $         261,057      $         114,171
                                                            =================      =================

Supplemental disclosure of cash flow information
  Interest paid during the period                           $             415      $             527

Supplemental disclosure of non-cash activities
  Acquisition of assets from related companies              $               -      $       4,562,372
  Assumption of liabilities from a related company          $               -      $         953,962

         See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Score One Inc. ("the Company") was initially incorporated in the State of Nevada on June 7, 1996.

On March 10, 2000, the Company executed a Share Exchange Agreement with Advanced Technology International Holdings Limited ("ATIH") and the sole stockholder of ATIH pursuant to which 100% of the issued share capital of ATIH was acquired by the Company, in exchange for 16,300,000 shares of the Company's $0.001 par value common stock which were issued after a 1.65 for 1 forward stock split mentioned below.

On March 14, 2000, the Company effected a 1.65 for 1 forward stock split. After issuing 16,300,000 shares of the common stock to the original stockholder of ATIH, the Company has a total of 19,930,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by ATIH with ATIH as the acquirer (reverse merger). The historical financial statements prior to March 10, 2000 are those of ATIH. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of ATIH.

ATIH was incorporated in the British Virgin Islands on November 18, 1998, under the name of Modern Frame International Limited ("MFIL"). The name of MFIL was changed to ATIH on December 23, 1999. The principal activity of the ATIH is to hold investments in subsidiaries.

On November 18, 1998, ATIH acquired a 100% equity interest in a newly incorporated shell company, Ford Reach (H.K.) Limited ("Ford Reach") at a consideration of $129. Ford Reach is a limited liability company incorporated in Hong Kong.

On January 8, 1999, ATIH acquired a 100% equity interest in a newly incorporated shell company, Fortune (Conductive Carbon) PCB Factory Company Limited ("Fortune BVI") (formerly known as Goal Best Gold Limited), at a consideration of $100. The name of Goal Best Gold Limited was changed to Fortune (Conductive Carbon) PCB Factory Company Limited on November 2, 1999. Fortune BVI is a limited liability company incorporated in the British Virgin Islands.

Pursuant to a purchase and sale agreement dated January 1, 1999, Ford Reach acquired substantially all the assets and assumed substantially all the liabilities of Fortune (Conductive Carbon) PCB Factory Co., Ltd. ("Fortune HK"), a limited liability company incorporated in Hong Kong, in exchange for a note payable to Mr. Ho Wing Cheong of $1,731,664, which was the aggregate book value of assets acquired less liabilities assumed. Fortune HK is a Hong Kong based company and wholly owned by Mr. Ho Wing Cheong, now a director and stockholder of the Company. ATIH believed that the $1,731,664 approximated the fair market value of assets acquired less liabilities assumed at January 1, 1999. This company is considered to be the predecessor to the Company.

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

Pursuant to a purchase and sale agreement dated January 8, 1999, Fortune BVI acquired certain plant and equipment from Dongguan Fortune Circuit Factory Co., Ltd. ("Dongguan Fortune") in exchange for a note payable to Mr. Ho Wing Cheong of $1,890,962, which was the aggregate book value of these assets as of January 1, 1999. Dongguan Fortune is a People's Republic of China ("PRC") based company in which Mr. Ho Wing Cheong has a controlling interest. Based on the valuation report prepared by Messrs. LCH (Asia Pacific) Surveyors Limited dated May 3, 2000, ATIH believed that the $1,890,962 approximated the fair market value of those assets acquired at January 8, 1999.

Both Ford Reach and Fortune BVI are engaged in the manufacture and sale of printed circuit boards for telecommunication systems, scientific calculators and audio visual equipment to companies in Greater China. Ford Reach and Fortune BVI commenced operations on January 1, 1999 and January 8, 1999, respectively. On October 1, 1999, Ford Reach transferred all its assets and liabilities to Fortune BVI at their book values and has become dormant since then.


NOTE 2 - UNAUDITED COMPARABLE FINANCIAL INFORMATION

As described in Note 1, the Company executed a Share Exchange Agreement with ATIH and the sole stockholder of ATIH. For accounting purposes, the acquisition has been treated as the acquisition of the Company by ATIH with ATIH as the acquirer. Unaudited financial information for the comparable five-month period ended May 31, 1999, is presented in the table below and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

Unaudited comparable financial information:

                                                                                         Five
                                                                                     Months Ended
                                                                                     May 31, 1999
                                                                                 -----------------
                                                                                     (Unaudited)
Net sales                                                                        $       8,527,946
                                                                                 =================
Gross profit                                                                     $       2,094,029
                                                                                 =================
Other income                                                                     $          16,860
                                                                                 =================
Income tax                                                                       $         155,742
                                                                                 =================
Net income                                                                       $       1,780,167
                                                                                 =================
Earnings per share - basic and diluted                                           $            0.11
                                                                                 =================
Weighted average common shares outstanding - basic and diluted                          16,300,000
                                                                                 =================

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 3 - ECONOMIC DEPENDENCE

Fortune BVI's manufacturing operations is supported by a single PRC company, Dongguan Fu Chi. Under a processing agreement with an expiry date of December 31, 2008, Dongguan Fu Chi provides the factory premises, the workers and, in many cases, supplementary materials at a fee. There can be no assurance that Dongguan Fu Chi's premises and workforce are sufficient to handle an increase in production orders should the Company's business expand or that the Company can locate another third party subcontractor who can handle the Company's production on as favorable terms as those existing with Dongguan Fu Chi.


NOTE 4 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned subsidiaries, ATIH, Ford Reach and Fortune BVI. All material intercompany transactions have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of its subsidiaries is Hong Kong dollars (HK$) and the financial records are maintained and the financial statements are prepared in HK$.

Foreign currency transactions during the year are translated into US$ at the exchange rates ruling at the translation dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year end exchange rates. When assets, liabilities and equity denominated in HK$ are translated into US$, translation adjustments are included as a component of stockholders' equity.

Exchange rates between US$ and HK$ were fairly stable during the period presented. The rate ruling as of May 31, 2000 is US$1: HK$7.75. Due to the stability of the exchange rates during the periods presented, there was no net adjustments in the stockholders' equity.

Revenue Recognition

Revenue from goods sold is recognized when title of goods sold has passed to the buyers, which is at the time of delivery.

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 4 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using first-in, first-out method and includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers. The collectibility of debts owed by its customers depends substantially on the financial condition and cash flow position of its customers. The Company reviews regularly the credit status of each customer on a case by case basis and the provision for doubtful accounts is recorded based on the management's assessment of the credit status of its customers.

Plant, Equipment and Depreciation

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                                                      Estimated
                                                                                     useful life
                                                                                      (in years)
                                                                                    -------------
Leasehold improvements                                                                         10
Furniture and fixtures                                                                          5
Machinery and moulds                                                                            5
Transportation equipment                                                                        5
Computer and telephone equipment                                                                5

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 4 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

Long-lived Assets

The Company periodically reviews its long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

Income Taxes

The Company and its subsidiaries account for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that covers the enactment in the near future date. A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable approximate their fair values as of May 31, 2000 and December 31, 1999 because of the relatively short-term maturity of these instruments. The fair value of the Company's related party receivables and payables, and note payable to the major beneficial stockholder cannot be determined due to the nature of the transactions.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in the financial statements are the allowance for doubtful accounts, provision for inventory obsolescence and slow moving items, and deferred income tax liability. Actual results could differ from those estimates.

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 4 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended in the quarter of adoption.

Although the Company is still in the process of reviewing SAB 101, it believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

Related Party

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Earnings Per Share

Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share". Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

options and the if-converted method to compute the dilutive effect of convertible debentures.

The 16,300,000 shares issued as consideration for the reverse merger are considered outstanding for all periods presented.

NOTE 5 - ACCOUNTS RECEIVABLE

                                                                                       December 31,
                                                              May 31, 2000                 1999
                                                          -----------------        -----------------
Accounts receivable                                       $       2,868,567        $       3,430,252
Less: Allowance for doubtful accounts                              (193,549)                (193,549)
                                                          -----------------        -----------------
                                                          $       2,675,018        $       3,236,703
                                                          =================        =================

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

NOTE 6 - INVENTORIES

                                                                                     December 31,
                                                             May 31, 2000                1999
                                                          -----------------       -----------------
Raw materials                                             $         656,352       $         536,549
Work-in-progress                                                     80,326                  55,104
Finished goods                                                      113,688                 126,980
                                                          -----------------       -----------------
                                                                    850,366                 718,633
Less: Provision for slow-moving goods                               113,688                 126,980
                                                          -----------------       -----------------
                                                          $         736,678       $         591,653
                                                          =================       =================

NOTE 7 - PLANT AND EQUIPMENT, NET

                                                                                    December 31,
                                                            May 31, 2000                1999
                                                          -----------------       -----------------
Leasehold improvements                                    $         452,700       $         297,262
Furniture and fixtures                                              160,115                 155,181
Machinery and moulds                                              3,458,015               2,694,619
Transportation equipment                                             83,115                  83,115
Computer and telephone equipment                                     17,959                  17,959
                                                          -----------------       -----------------
                                                                  4,171,904               3,248,136
Less: Accumulated depreciation                                      843,595                 536,865
                                                          -----------------       -----------------
                                                          $       3,328,309       $       2,711,271
                                                          =================       =================


NOTE 8 - ACCOUNTS PAYABLE

                                                                                    December 31,
                                                            May 31, 2000                1999
                                                          -----------------       -----------------
Payable to subcontractor                                  $         144,787       $               -
Amounts owed to suppliers                                         1,273,524               1,835,045
                                                          -----------------       -----------------
                                                          $       1,418,311       $       1,835,045
                                                          =================       =================

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 9 - INCOME TAXES

Tax in the consolidated statement of operations represents:

                                                                                        Twelve
                                                                 Five                Months Ended
                                                             Months Ended            December 31,
                                                             May 31, 2000                1999
                                                         ------------------       -----------------
Current year income tax - Hong Kong                      $          125,162       $         173,161
Deferred income tax - Hong Kong                                      38,064                 172,517
                                                         ------------------       -----------------
                                                         $          163,226       $         345,678
                                                         ==================       =================

Deferred income taxes represent the tax effect on the excess of depreciation allowances over related depreciation for financial statement purposes and the general provision for doubtful debts.

At the balance sheet date, the major components of the provided deferred tax are as follows:

                                                                                          Twelve
                                                                 Five                  Months Ended
                                                             Months Ended              December 31,
                                                             May 31, 2000                 1999
                                                         ------------------       -----------------
Deferred tax assets:
  Account receivable and inventory reserve               $           15,484       $          15,484
                                                         ------------------       -----------------
  Total deferred tax asset:                                          15,484                  15,484
                                                         ------------------       -----------------

Deferred tax liability:
  Depreciation                                                     (226,065)               (188,001)
                                                         ------------------       -----------------
  Total deferred tax liability                                     (226,065)               (188,001)
                                                         ------------------       -----------------
                                                         ==================       =================
Net deferred tax liability                               $         (210,581)      $        (172,517)
                                                         ==================       =================

A reconciliation from the statutory tax rate to the effective tax rate is presented below:

                                                                                          Twelve
                                                                 Five                  Months Ended
                                                             Months Ended              December 31,
                                                             May 31, 2000                 1999
                                                         ------------------       -----------------
                                                                          %                       %
Hong Kong statutory tax rate                                             16                      16
50% reduction for manufacturing operations in PRC                        (8)                     (8)
                                                         ------------------       -----------------
Effective tax rate                                                        8                       8
                                                         ==================       =================

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 9 - INCOME TAXES - Continued

Under the Hong Kong tax authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit apportionment under which only 50% of its manufacturing profit is subject to Hong Kong profits tax. All of the Company's manufacturing operations are located in Dongguan, PRC and conducted under a processing agreement with Dongguan Fu Chi Circuit Factory Co. ("Dongguan Fu Chi"), a PRC company. Therefore only 50% of the profits of the Company is subject to Hong Kong profits tax. Such tax concession is granted based on annual application by the Company. The submission of profits tax returns by the Company to the Hong Kong tax authority has not yet made and therefore the grant of the concession by the Hong Kong tax authority has not yet been confirmed.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased general and administrative facilities under three operating leases. Rent expense charged to operations amounted to $1,757 for the five months ended May 31, 2000, $6,194 for fiscal 1999.

As of May 31, 2000, the Company had commitments under a non-cancellable operating lease expiring in excess of one year amounting to $187,098. Rental payments for each of the succeeding periods are:

June 1, 2000 to May 31, 2001                                                      $       32,258
June 1, 2001 to May 31, 2002                                                              38,710
June 1, 2002 to May 31, 2003                                                              38,710
June 1, 2003 to May 31, 2004                                                              38,710
June 1, 2004 to May 31, 2005                                                              38,710
                                                                                  --------------
                                                                                  $      187,098
                                                                                  ==============


NOTE 11 - RELATED PARTY TRANSACTIONS

On May 1, 2000, the Company entered into a rental agreement for five years with Grand Link International Limited of which Mr. Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director.

Sales to a stockholder, Yue Fung Development Limited ("YFD"), during the five month period ended May 31, 2000 were $1,054,457 which represents 13% of total sales for the period. During the year ended December 31, 1999 sales to YFD were $10,147,820, however, YFD was not a stockholder of the Company during this period.

                                Score One, Inc.

                  Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 11 - RELATED PARTY TRANSACTIONS - Continued

As of May 31, 2000 and December 31, 1999, balances with directors and stockholders consist of the following:

                                                                                    December 31,
                                                             May 31, 2000               1999
                                                          ----------------       -----------------
Amount due from directors and stockholders:
  Mr. Ho Wing Cheong                                      $              -       $         394,441
                                                          ================       =================

Note payable to director and stockholder:
  Mr. Ho Wing Cheong                                      $              -       $       1,290,323
                                                          ================       =================

The amounts due from directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.

The note payable to Mr. Ho Wing Cheong which arose from the acquisition of assets and assumption of liabilities from companies controlled by Mr. Ho Wing Cheong as described in Note 1, was recorded at an initial amount of $3,622,626. It was partially repaid during the year ended December 31, 1999. The remaining balance of the note payable of $1,290,323 was repaid in full during this period.


NOTE 12 - CONCENTRATION OF CUSTOMERS AND VENDORS

During the period, the following customers accounted for more than 10% of total sales:

                                                                                       Twelve
                                                              Five                  Months Ended
                                                          Months Ended              December 31,
                                                          May 31, 2000                  1999
                                                       -----------------         -----------------
Customer A                                             $       1,911,109         $               -
Customer B                                                     1,839,413                         -
Customer C                                                     1,323,486                         -
Customer D                                                     1,054,457                10,147,820
                                                       =================         =================

During the period, the following vendors accounted for more than 10% of total purchases:

                                                                                       Twelve
                                                              Five                  Months Ended
                                                          Months Ended              December 31,
                                                          May 31, 2000                  1999
                                                       -----------------         -----------------
Vendor A                                               $       1,458,252         $       4,590,298
Vendor B                                                         961,268                 1,288,633
Vendor C                                                         660,009                 1,273,091
                                                       =================         =================