Form 10KSB/A
period 2000-05-31
SCORE ONE INC
filed 2000-09-26
CIK 1090062

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                                   _________

                                 FORM 10-KSB/A


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

     On the March 24, 2000, the following persons became the members of the Board of Directors of the Company: (i) Wing Cheong Ho, Founder, Chairman of the Board and a Director of Advanced Technology International Holdings Limited ("ATHI") and I.World. President of the Company, (ii) Wing Hung Ho, President and a Director of ATHI and I.World. Secretary of the Company, and (iii) Zhao Jian Li, a Director of ATHI and I.World Treasurer and Vice President - Business Development of the Company. Immediately following the appointment of the new directors, the Company accepted the resignation of Ken Kurtz as President, Secretary and Treasurer Director of the Company and the newly elected Board of Directors elected Wing Cheong Ho as President, Kwok Ming Li as Vice President - Engineering, Kin Kong Yeung as Vice President -Administration, Zhao Jian Li as Treasurer and Vice President - Business Development, Wing Tsan Ho as Chief Financial Officer, and Wing Hung Ho as Secretary.

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

     Raw Materials and Components

     The principal raw materials used by ATHI for the manufacture of PCB products and rubber keys are laminated sheets, carbon ink and film. Together these components represent approximately 75% of

ATHI's cost of goods sold. ATHI's suppliers are mainly from Hong Kong and the PRC. Our main suppliers are Shenzhen District Cheong Chung Trading Co., Ltd., Standard Industrial Co., Ltd., and An Tai Screen Printing Material Co., Ltd. Purchases of major materials are on confirmed order basis and the stock is tightly controlled.

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

     Employees

     As of May 31, 2000, the Company had approximately 10 full-time employees, including the employees of ATHI.


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
                                                                      ======                     ======
-------------------------------------------------------------------------------------------------------

Five-Month Period Ended May 31, 2000 Compared To Five-Month Period Ended May 31, 1999

     Revenue And Gross Profit Margin

     Total revenue for the five-month period ended May 31, 2000 decreased by US$ 512,000 or 6% to US$8.0 million, compared to US$ 8.5 million for the corresponding period in 1999. During the five-month period ended May 31, 2000, the Company shifted its focus to high margin flexible PCBs, which are expected to be the mainstream of the PCB industry for telecommunication products. Additional equipment has been purchased during the period for the production of flexible PCBs and the improvement of capacity of traditional PCBs. Management believes that with the additional equipment in place, production efficiency will be greatly improved. Due to this adjustment, the total revenue for the five-month period ended May 31, 2000 decreased slightly, as compared to the corresponding period in 1999 when the Company concentrated mainly on the traditional single and double sided PCBs. The PCBs industry in the region has been seasonal. Because of the long holiday during the Chinese New Year, worldwide management believes that sales revenue for the first three to five months of every calendar year are slower. The sales of PCBs are expected to gradually increase during the second half of the calendar year.

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

     The increase in the gross profit margin from 24.6% for the five-month period ended May 31, 1999 to 29.6% in year 2000 was the result of the entrance into the higher profit margin PCBs market during last quarter of the fiscal year. Lower production cost was also a factor to higher margin because of bulk purchase of raw material at a cheaper price.

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

     Net Income

     For the five-month period ended May 31, 2000 net income increased by US$68,000 or 4% to US$1,848,000, compared to US$1,780,000 for the corresponding period in 1999. The increase was the result of increase in demand for higher margin PCBs of the consumer electronics and telecommunication products and lower production costs.

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

NAME                           AGE             POSITION
----                           ---             --------
Mr. Wing Cheong Ho             38              Chairman of the Board and President
Mr. Wing Hung Ho               44              Director and Secretary
Mr. Zhao Jian Li               40              Director, Treasurer and VP - Business Development
Mr. Kin Kong Yeung             38              VP - Administration
Mr. Kwok Ming Li               26              VP - Engineering
Mr. Wing Tsan Ho               26              Chief Financial Officer
Mr. Bing Leung Wan             36              Director
Mr. Paul Wing-Kwong Ho         34              Director
Dr. Chi-Sum Man                35              Director

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

     Mr. Zhao Jian Li - Director, Treasurer and VP - Business Development - has over 20 years experience in the electronics industry in Hong Kong and in the People's Republic of China. Before joining the Company, Mr. Li was the Business Development General Manager of Hong Xing Electronics and Telecommunications Co. Ltd. from 1995 to 1998. From 1998 to 2000 Mr. Li served as the head of Business Development for Fortune (Conductive Carbon) PCB Factory Co., Ltd. He is actively participating in the provision of the company's future strategies and development.

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

     Mr. Bing Leung Wan - Director - Mr. Wan is the managing partner of Roger B.L. Wan & Co. a public accounting firm that provides audit and consultancy services. Mr. Wan has over 15 years experience in the field of audit and accounting services. Mr. Wan is a member of the Audit Committee.

     Mr. Paul Wing-Kwong Ho - Director - Mr. Ho served as a Solicitor from 1994 to 1995. From 1995 Mr. Ho worked as a Senior Government Counsel in the Prosecutions Division Department of Justice, Hong Kong SAR Government. Mr. Ho is a member of the Audit Committee.

     Dr. Chi-Sum Man - Director - Dr. Man served as a Researcher for the Center for Urban Planning and Environment Management at the University of Hong Kong from 1996 to 1997. From 1997 to 1998 Dr. Man served as a Researcher for the Hong Kong Policy Researcher Institute and from 1998 to present Dr. Man serves as the Chief Executive Officer of Green Power. Dr. Man is a member of the Audit Committee.

     Mr. Wing Cheong Ho, Mr. Wing Hung Ho and Mr. Paul Wing Kwong Ho are brothers.

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


     Prior to the Acquisition, Mr. Kurtz owned, through Park Street Investments, Inc., 3,300,000 of the Company's 3,630,000 shares of Common Stock issued and outstanding or approximately 91%. Park Street Investments, Inc. now owns 24,925 shares which shares represent approximately 13% of the Company's total issued and outstanding Common Stock.

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

27.1*          Financial Data Schedule.
----------
* Previously filed

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

ITEM 14.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            /s/ Wing Hung Ho
Dated:  September 25, 2000          ________________________________________
                                    Wing Hung Ho, Director and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            /s/ Wing Cheong Ho
                                    ________________________________________
Dated: September 25, 2000           Wing Cheong Ho, President

                                            /s/ Wing Tsan Ho
                                    ________________________________________
Dated: September 25, 2000           Wing Tsan Ho, Chief Financial Officer

                                            /s/ Zhao Jian Li
Dated: September 25, 2000           ________________________________________
                                    Zhao Jian Li, Director, Treasurer and VP
                                    Business Development

                                            /s/ Bing Leung Wan
Dated: September 25, 2000           ________________________________________
                                    Bing Leung Wan, Director

                                            /s/ Paul Wing Kwong Ho
Dated: September 25, 2000           ________________________________________
                                    Paul Wing Kwong Ho, Director

                                            /s/ Chi-Sum Man
Dated: September 25, 2000           ________________________________________
                                    Chi-Sum Man, Director

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


/s/ BDO International

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