Form 10QSB
period 2000-08-31
SCORE ONE INC
filed 2000-10-16
CIK 1090062

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2000.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

                       Commission file number:  0-26717

                                SCORE ONE, INC.
                                ---------------
       (Exact name of small business issuer as specified in its charter)

        Nevada                                            88-0409164
        ------                                            ----------
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

     --------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)

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

     As of August 31, 2000, there were 19,930,000 shares of common stock issued and outstanding.

                                  FORM 10-QSB
                                SCORE ONE, INC.

                               TABLE OF CONTENTS

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET

     CONSOLIDATED STATEMENTS OF OPERATIONS

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                Score One, Inc.

                          Consolidated Balance Sheet

(Expressed in US Dollars)
                                                          August 31, 2000
                                                       -------------------
                                                            (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                     $  340,783
  Accounts receivable                                            2,996,103
  Other receivables, deposits and prepayments                        4,135
  Inventories                                                    1,009,498
  Deferred income taxes                                             17,239
  Amount due from stockholder (Note 3)                              77,419
                                                       -------------------
  Total current assets                                           4,445,177

Plant and equipment, net                                         3,732,037
                                                       -------------------
Total assets                                                    $8,177,214
                                                       -------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Amount due to stockholder (Note 3)                            $  110,110
  Accounts payable                                               1,147,625
  Other payables and accrued expenses                               63,833
  Income taxes payable                                             370,581
                                                       -------------------
  Total current liabilities                                      1,692,149
                                                       -------------------

Long term liabilities
  Deferred income taxes                                            257,884
                                                       -------------------
  Total long term liabilities                                      257,884
                                                       -------------------
Total liabilities                                                1,950,033
                                                       -------------------

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001 per share;
    5,000,000 shares authorized, none issued
  Common stock, par value $0.001 per share;
      41,250,000 shares authorized;
      19,930,000 shares issued and outstanding                      19,930
  Retained earnings                                              6,207,251

                                                       -------------------
  Total stockholders' equity                                     6,227,181
                                                       -------------------
Total liabilities and stockholders' equity                      $8,177,214
                                                       -------------------


          See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                     Consolidated Statements of Operations


(Expressed in US Dollars)

                                                   Three Months Ended
                                            ------------------------------
                                              August 31,       August 31,
                                                 2000             1999
                                            --------------    ------------
                                             (Unaudited)       (Unaudited)

Net sales                                   $ 5,147,045        $ 5,690,821

Cost of sales                                (3,478,756)        (4,179,997)
                                            -----------       ------------


Gross profit                                  1,668,289          1,510,824

Selling expenses                                (15,803)            (9,820)

General and administrative expenses            (168,650)          (122,210)
                                            -----------       ------------

Operating income                              1,483,836          1,378,794

Interest income                                      39                  -

Other income                                        870             11,228
                                            -----------       ------------

Income before income taxes                    1,484,745          1,390,022

Income taxes                                   (102,323)          (112,852)
                                            -----------       ------------

Net income                                  $ 1,382,422       $  1,277,170
                                            ===========       ============

Earnings per share - basic and diluted      $      0.07       $       0.08
                                            ===========       ============

Weighted average common shares outstanding
  - basic and diluted                        19,930,000         16,300,000
                                            ===========       ============


         See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                     Consolidated Statements of Cash Flows

                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                        Three Months Ended
                                                            ----------------------------------------
                                                                August 31,             August 31,
                                                                  2000                   1999
                                                            -----------------      -----------------
                                                                (Unaudited)            (Unaudited)
Cash flows from operating activities
  Net income                                                $       1,382,422      $       1,277,171
    Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation of plant and equipment                               217,572                132,942
    Deferred income taxes                                              30,064                  5,755
    Changes in
      Accounts receivable                                            (321,085)               676,743
      Other receivables, deposits and prepayments                      (1,252)              (194,354)
      Inventories                                                    (272,820)              (290,047)
      Amount due from stockholder                                     (77,419)               (77,419)
      Amount due to stockholder                                       110,110             (1,576,024)
      Accounts payable                                               (270,686)                92,753
      Other payables and accrued expenses                            (145,710)                23,596
      Income taxes payable                                             72,258                107,097
                                                            -----------------      -----------------
Net cash provided by operating activities                             723,454                178,213
                                                            -----------------      -----------------

Cash flows used in investing activities
  Acquisition of plant and equipment                                 (621,299)              (213,197)
                                                            -----------------      -----------------

Net cash used in investing activities                                (621,299)              (213,197)
                                                            -----------------      -----------------

Cash flows from financing activities
  Repayment of bank overdraft                                         (22,429)                     -
                                                            -----------------      -----------------

Net cash used in financing activities                                 (22,429)                     -
                                                            -----------------      -----------------


Net increase/(decrease) in cash and cash equivalents                   79,726                (34,984)

Cash and cash equivalents at beginning of period                      261,057                 77,441
                                                            -----------------      -----------------

Cash and cash equivalents at end of period                  $         340,783      $          42,457
                                                            =================      =================

         See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - BASIS OF PRESENTATION

The acCompanying financial data as of August 31, 2000 and for the three months ended August 31, 2000 and 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended May 31, 2000.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of August 31, 2000 and for the three months ended August 31, 2000 and 1999, have been made. The results of operations for the three months ended August 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2 - COMMITMENTS AND CONTINGENCIES


Lease Commitments

As of August 31, 2000, the Company had commitments under a non-cancellable operating lease expiring in excess of one year amounting to $190,324. Rental payments for each of the succeeding periods are:

September 1, 2000 to August 31, 2001                               $ 38,710
September 1, 2001 to August 31, 2002                                 38,710
September 1, 2002 to August 31, 2003                                 38,710
September 1, 2003 to August 31, 2004                                 38,710
September 1, 2004 to July 31, 2005                                   35,484
                                                             --------------

                                                                   $190,324
                                                             ==============

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period, the Company paid rent of $6,782 to Grand Link International Limited of which Mr. Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director.

Sales to a stockholder, Yue Fung Development Limited ("YFD"), during the period were $554,994 which represents 11% of total sales for the period.

As of August 31, 2000, balances with directors and stockholders consist of the following:

                                                          August 31,
                                                             2000
                                                       ----------------

Amount due from director and stockholder:
  Ho Wing Hung                                         $         77,419
                                                       ----------------

Amount due to director and stockholder:
  Ho Wing Cheong                                       $        110,110
                                                       ================

The amounts due from directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

          The following discussion should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and notes thereto, included as part of this quarterly report.

NATURE OF THE COMPANY'S PRESENT OPERATIONS

          The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of its subsidiary Advanced Technology International Holdings Limited ("ATHI"). The Company cannot ensure that it will be a commercially or economically viable business operation. It will face all of the risks inherent in a new business, the majority of which are beyond the control of the management of both the Company and ATHI.


RESULTS OF OPERATIONS

          The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period ended August 31,1999 and August 31, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:

---------------------------------------------------------------------
                                              three- month period
                                              ended August 31

(U.S. dollars in thousands)                        1999          2000
---------------------------------------------------------------------


Revenue                                           5,691         5,147
   Cost of Sales                                 (4,180)       (3,479)
                                                 ------        ------

Gross Profit                                      1,511         1,668
   Gross Profit Margin                             26.5%         32.4%

Other Income                                         11             1
Interest Income                                     ---           ---
Selling Expenses                                    (10)          (16)
General and Administration Expenses                (122)         (169)
                                                 ------        ------
Income before Income Taxes                        1,390         1,484
   Income Taxes                                    (113)         (102)
                                                 ------        ------

Net Income                                        1,277         1,382
                                                 ======        ======
---------------------------------------------------------------------

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

REVENUE AND GROSS PROFIT MARGIN

     Total revenue for the three-month period ended August 31, 2000 decreased by US$544,000 or 9% to US$5.1 million, compared to US$ 5.7 million for the corresponding period in 1999. During the three-month period ended August 31, 2000, the Company has shifted its focus on high margin flexible PCBs, which are expected to be the main stream of the PCB industry for telecommunication products. The Company also provides value-added services to its clients, such as the circuit-on-board service, to increase its gross margin in this competitive industry. Due to this adjustment, the total revenue for the three-month period ended August 31, 2000 decreased slightly, as compared to the same corresponding period in 1999 when the Company concentrated mainly on the traditional phenol based single and double-sided PCBs.

     As mentioned in the August 2000 issue of the PC FAB magazine, the PCB industry has outperformed a number of other industries due to the worldwide increase in demand for products in the consumer electronics and telecommunication industries. The number of customers has increased by approximately 10% and the majority of these customers are the Hong Kong and Taiwan OEM manufacturers for well-known brand name manufacturers of computers, calculators, cameras and telephone systems with production facilities based in the PRC. Management believes that the good performance of the PCB industry will significantly benefit the Company in the second half of this fiscal year.

     The increase in gross profit margin from 26.5% for the three-month period ended August 31, 1999 to 32.4% in year 2000 was the result of the entrance into the higher profit margin PCBs market and providing additional value-added services to our clients during the last quarter of the fiscal year. Lower production cost as a result of bulk purchases of raw material at comparatively cheaper prices was also contributed to the increase in gross profit margin.


OTHER INCOME

     Other income during the three-month period ended August 31, 2000 was US$1,000, which was US$11,000 less than the corresponding period in 1999. The majority of other income generated was a result of the resell of scraps from the production of traditional type PCBs. During the three-month period ended August 31, 2000, fewer scraps were produced from the production of traditional type of PCBs.

SELLING EXPENSES

     Selling expenses increased by approximately US$6,000 or 60% to US$16,000 for the three-month period ended August 31, 2000. This increase in advertising expenses to promote the Company's products and corporate image contributed to the majority of the increase in selling expenses.


GENERAL AND ADMINISTRATION EXPENSES

     General and administration expenses increased by approximately US$46,000 or 38% to US$168,000 for the three-month period ended August 31, 2000 from US$122,000 as compared to the same period in 1999. The following events occurred during the three-month period ended August 31, 2000 contributed to the overall increase in general and administration expenses:

     (a) Legal and professional fees - Legal and professional fees increased by approximately US$26,000 for the three-month period ended August 31, 2000 over the corresponding period in 1999. This was the result of retaining US legal counsel to assist with the SEC compliance requirements.

     (b) Bad Debts - Bad Debts increased by approximately US$22,000 for the three-month period ended August 31, 2000 as compared to the same three-month period in 1999. This bad debt was the result of the identification of uncollectible trade debt during the period.


FINANCIAL EXPENSES

     The Company had a very minimal amount in interest income for the three-month period ended August 31, 2000. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.


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


NET INCOME

     For the three-month period ended August 31, 2000 net income increased by US$105,000 or 8% to US$1,382,000, compared to US$1,277,000 for the corresponding period in 1999. The increase was the result of increase in demand for higher margin PCBs of the consumer electronics and telecommunication products, lower production costs and the addition of value-added services.


LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED AUGUST 31, 2000 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 1999

     Cash and cash equivalents were $341,000 as of August 31, 2000. This represents an increase of $298,000 over the corresponding period in 1999. The increase was primarily due to cash provided by operating activities, which was partially offset by capital spending for purchase of equipment and repayment of short-term overdraft financing activities.

     Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:   Included only with the electronic filing of this report is the
     Financial Data Schedule for the three-month period ended August 31, 2000 (Exhibit Ref. No. 27).

b) Reports on Form 8-K: Report on Form 8-K filed on June 20, 2000 reporting items 4 and 7; Report on Form 8-K/A reporting item 7 reporting the financial statements of the acquired business Advanced Technology International Holdings Limited.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCORE ONE, INC.

Date:   October 13, 2000                By:  /s/ Wing Cheong Ho
                                           -----------------------------
                                             Wing Cheong Ho
                                        President