Form 10QSB
period 2000-11-30
SCORE ONE INC
filed 2001-01-12
CIK 1090062

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended November 30, 2000.

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

                          Blk. 2, Flat 6, 3/rd/ Floor
                          Tak Fung Industrial Centre
                              166-176 Texaco Road
                             Tsuen Wan, Hong Kong
                       ---------------------------------
                   (Address of principal executive offices)

                               011-852-2406-8978
                  ------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

       ________________________________________________________________
     (Former name, address and fiscal year, if changed since last report)

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

     As of November 30, 2000, there were 19,930,000 shares of common stock issued and outstanding.

                                  FORM 10-QSB
                                SCORE ONE, INC.

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
ITEM 1.    Financial Statements...........................................................   3

           Consolidated Balance Sheet.....................................................   4

           Consolidated Statements Of Operations..........................................   5

           Consolidated Statements Of Cash Flows..........................................   7

           Notes To Consolidated Financial Statements.....................................   8

ITEM 2.    Management's Discussion And Analysis And Results Of Operation..................  10

                                    PART II

ITEM 1.    Legal Proceedings..............................................................  14

ITEM 2.    Changes in Securities..........................................................  14

ITEM 3.    Defaults Upon Senior Securities................................................  14

ITEM 4.    Submission of Matters to a Vote of Security Holders............................  14

ITEM 5.    Other Information..............................................................  14

ITEM 6.    Exhibits And Reports On Form 8-K...............................................  14

           Signatures.....................................................................  15

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                Score One, Inc.
                       Consolidated Balance Sheet As of
                               November 30, 2000

(Expressed in US Dollars)
                                                 November 30, 2000            May 31, 2000
                                                 ------------------           ------------
                                                     (unaudited)                (audited)
ASSETS
Current assets
 Cash and cash equivalents                                 136,923              261,057
 Accounts receivable                                     3,694,782            2,675,018
 Other receivables, deposits and prepayments                50,377                2,883
 Inventories                                             1,026,656              736,678
 Deferred income taxes                                      17,239               15,484
 Amount due from stockholder (Note 3)                    1,628,888                    -
                                                 --------------------------------------

Total current assets                                     6,554,865            3,691,120

Plant and equipment, net                                 3,575,370            3,328,309
                                                 --------------------------------------

Total assets                                     $      10,130,235      $     7,019,429

                                                 ======================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                        1,366,765            1,418,311
 Other payables and accrued expenses                        24,516              209,543
 Income taxes payable                                      521,245              298,323
 Bank overdraft                                                  -               22,429
                                                 --------------------------------------

Total current liabilities                                1,912,526            1,948,606

                                                 --------------------------------------

Long term liabilities
 Deferred income taxes                                     257,884              226,065
                                                 --------------------------------------

 Total long term liabilities                               257,884              226,065
                                                 --------------------------------------

Total liabilities                                        2,170,410            2,174,671

                                                 --------------------------------------

Commitments and Contingencies
Stockholders' equity
 Preferred stock, par value $0.001 per share;
   5,000,000 shares authorized, none issued
 Common stock, par value $0.001 per share;
   41,250,000 shares authorized;
   19,930,000 shares issued and outstanding                 19,930               19,930
Retained earnings                                        7,939,895            4,824,828
                                                 --------------------------------------

Total stockholders' equity                               7,959,825            4,844,758
                                                 --------------------------------------

Total liabilities and stockholders' equity       $      10,130,235      $     7,019,429

                                                 ======================================

See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                     Consolidated Statements of Operations


(Expressed in US Dollars)

                                                   6 months ended      6 months ended
                                                  November 30, 2000   November 30, 1999
                                                  -------------------------------------
                                                     (unaudited)         (unaudited)
Net sales                                             10,439,927          11,176,432

Cost of sales                                         (6,697,546)         (8,415,716)
                                                  ----------------------------------

Gross profit                                           3,742,381           2,760,716

Selling expenses                                         (24,015)            (16,009)

General and administrative expenses                     (352,371)           (272,396)
                                                  ----------------------------------

Operating income                                       3,365,995           2,472,311

Interest income                                              399                   -

Other income                                               1,660              11,464
                                                  ----------------------------------

Income before income taxes                             3,368,054           2,483,775

Income taxes                                            (252,988)           (220,679)
                                                  ----------------------------------

Net income                                           $ 3,115,066         $ 2,263,096

                                                  ==================================

Earnings per share - basic and diluted               $      0.16         $      0.14

                                                  ==================================

Weighted average common share outstanding
- basic and diluted                                   19,930,000          16,300,000

                                                  ==================================

          See accompanying notes to consolidated financial statements.

                                Score One, Inc.
                     Consolidated Statements of Operations
                                  (Continued)

(Expressed in US Dollars)

                                        3 months ended      3 months ended
                                       November 30, 2000   November 30, 1999
                                       -------------------------------------
                                          (unaudited)         (unaudited)

Net sales                                      5,292,882           5,485,611

Cost of sales                                 (3,218,790)         (4,235,719)
                                       -------------------------------------

Gross profit                                   2,074,092           1,249,892

Selling expenses                                  (8,212)             (6,189)

General and administrative expenses             (183,721)           (150,186)
                                       -------------------------------------

Operating income                               1,882,159           1,093,517

Interest income                                      360                   -

Other income                                         790                 236
                                       -------------------------------------

Income before income taxes                     1,883,309           1,093,753

Income taxes                                    (150,665)           (107,827)
                                       -------------------------------------

Net income                                   $ 1,732,644         $   985,926

                                       =====================================

Earnings per share - basic and diluted       $      0.09         $      0.06

                                       =====================================

Weighted average common share outstanding
- basic and diluted                           19,930,000          16,300,000

                                       =====================================

         See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                     Consolidated Statements of Cash Flows

               Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
                                                      6 months ended       6 months ended
                                                    November 30, 2000     November 30, 1999
                                                    ---------------------------------------
                                                       (unaudited)         (unaudited)

Cash flows from operating activities
 Net income                                                 3,115,066             2,263,096
  Adjustments to reconcile net income
  to net cash provided by operating activities
 Deprecation of plant and equipment                           435,142               394,728
 Deferred income taxes                                         30,065                 5,755
  Changes in
 Accounts receivable                                       (1,019,764)               283,74
 Other receivables, deposits and prepayments                  (47,494)             (334,770)
 Inventories                                                 (289,978)             (488,868)
 Amount due from stockholder                               (1,628,888)              (77,548)
 Amount due to stockholder                                          -            (2,164,929)
 Accounts payable                                             (51,546)              303,366
 Other payables and accrued expenses                         (185,027)              757,838
 Income taxes payable                                         222,922               214,924
                                                    ---------------------------------------

Net cash provided by operating activities                     580,498             1,157,335

                                                    ---------------------------------------
Cash flows used in investing activities
 Acquisition of plant and equipment                          (682,203)             (413,272)

                                                    ---------------------------------------
Net cash used in investing activities                        (682,203)             (413,272)

                                                    ---------------------------------------
Cash flows from financing activities
 Repayment of bank overdraft                                  (22,429)                    -
 Dividends paid                                                     -              (759,172)
                                                    ---------------------------------------

Net cash used in financing activities                         (22,429)             (759,172)

Net decrease in cash and cash equivalents                    (124,134)              (15,109)

Cash and cash equivalents at beginning of period              261,057                77,441
                                                    ---------------------------------------

Cash and cash equivalents at end of period                $   136,923           $    62,332

                                                    =======================================

          See accompanying notes to consolidated financial statements.

                                Score One, Inc.
                  Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial data as of November 30, 2000 and for the six months ended November 30, 2000 and 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended May 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of November 30, 2000 and for the six months ended November 30, 2000 and 1999, have been made. The results of operations for the six months ended November 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of November 30, 2000 the Company had commitments under a non-cancellable operating lease expiring in excess of one year amounting to $180,647. Rental payments for each of the succeeding periods are:

December 1, 2000 to November 30, 2001   $ 38,710
December 1, 2001 to November 30, 2002     38,710
December 1, 2002 to November 30, 2003     38,710
December 1, 2003 to November 30, 2004     38,710
December 1, 2004 to July 31, 2005         25,807
                                        --------

                                        $180,647
                                        ========

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

(Expressed in US Dollars)


NOTE 3 - RELATED PARTY TRANSACTIONS

During the period, the Company paid rent of $16,397 to Grand Link International Limited of which Mr Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director.

Sales to a stockholder, Yue Fung Development Limited ("YFD"), during the period were $713,480 which represents 7% of total sales for the period.

As of November 30, 2000, balances with directors and stockholders consisted of the following:


                                               November 30, 2000
                                               -----------------

Amount due from directors and stockholders:
Ho Wing Hung                                            77,419
Ho Wing Cheong                                       1,551,469
                                               ---------------
                                               $     1,628,888
                                               ===============

The amounts due from directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.

                                   [TO COME]

(Expressed in US Dollars)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and notes thereto, included as part of this quarterly report.

NATURE OF THE COMPANY'S PRESENT OPERATIONS

     The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of its subsidiary Advanced Technology International Holdings Limited ("ATIH"). The Company cannot ensure that it will be a commercially or economically viable business operation. It will face all of the risks inherent in a new business, the majority of which are beyond the control of the management of both the Company and ATIH.

RESULTS OF OPERATIONS

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period and six-month period ended November 30, 1999 and November 30, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:

--------------------------------------------------------------------------------------------------
                                         Three-month period ended     Six-month period ended
                                                November 30                November 30
(US dollars in thousands)                   1999          2000          1999         2000
                                        ----------------------------------------------------------
Revenue                                      5,486         5,293       11,176       10,440
     Cost of Sales                          (4,236)       (3,219)      (8,416)      (6,698)
                                            ------        ------       ------       ------

Gross Profit                                 1,250         2,074        2,760        3,742
     Gross Profit Margin                      22.8%         39.2%        24.7%        35.8%

Other Income                                     0             1           11            2
Interest Income                                 --            --           --           --
Selling Expenses                                (6)           (8)         (16)         (24)
General and Administrative Expenses           (150)         (184)        (272)        (352)
                                            ------        ------       ------       ------

Income before Income Taxes                   1,094         1,883        2,483        3,368
     Income Taxes                             (108)         (150)        (220)        (253)
                                            ------        ------       ------       ------

Net Income                                     986         1,733        2,263        3,115

     Earning per shares (US$)                 0.06          0.09         0.14         0.16
--------------------------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT MARGIN

     Total revenue for the three-month period ended November 30, 2000 decreased by US$193,000 or 3% to US$5.3 million, compared to US$5.5 million for the corresponding period in 1999. During the three-month period ended November 30, 2000, the Company has continued to shift its focus on high margin flexible PCBs, which are expected to be the main stream of the PCB industry for telecommunication products. The Company also provides value-added services to its clients, the circuit-on-board service, to improve its gross profit margin in this highly competitive industry. Due to this adjustment, the total revenue for the three-month period ended November 30, 2000 decreased slightly, as compared to the same corresponding period in 1999 when the Company concentrated mainly on the traditional phenol based single and double-sided PCBs.

     Total revenue for the six-month period ended November 30, 2000 decrease by US$736,000 or 6% to US$10.4 million, compared to US$11.1 million for the corresponding period in 1999. The decrease was primarily the results of shifting its focus on high margin products and on providing value-added services, rather than concentrating on large quantity but comparatively low margin traditional PCB products.

     The increase in average gross profit margin from 22.8% for the three-month period ended November 30, 1999 to 39.2% in year 2000 and from 24.7% for the six-month period ended November 30, 1999 to 35.8% in year 2000 were the result of the entrance into higher profit margin PCBs market and providing additional value-added services to the clients during last two quarters. Lower production cost as a result of bulk purchases of raw material at comparatively cheaper prices was also contributed to the increase in gross profit margin.


OTHER INCOME

     Other income during the three-month period ended November 30, 2000 was US$1,000, compared to none for the same corresponding period in 1999. During the six-month period ended November 30, 2000, other income was US$2,000, compared to US$11,000 for the corresponding period in 1999. The majority of other income generated was a result of the resell of scraps from the production of traditional type PCBs. During the past two quarters ended November 30, 2000, fewer scraps were produced from the production of traditional type of PCBs.

SELLING EXPENSES

     Selling expenses increased by approximately US$2,000 or 33% to US$8,000 for the three-month period ended November 30, 2000 and increased by approximately US$8,000 or 50% to US$24,000 for the six-month period ended November 30, 2000. The increase in advertising expenses for the promotion of the Company's products and corporate image contributed to the majority of the increase in selling expenses for the past two quarters.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increase by approximately US$34,000 or 23% to US$184,000 for the three-month period ended November 30, 2000 from US$150,000 as compared to the same period in 1999. The following events occurred during the three-month period ended November 30, 2000 contributed to the majority of the overall increase in general and administrative expenses:

     (a) Legal and professional fees - Legal and professional fees increased by approximately US$27,000 for the three-month period ended November 30, 2000 over the corresponding period in 1999. This was the result of retaining US legal counsel to assist with the SEC compliance requirements.

     (b) Auditors' remuneration - This remuneration increased by approximately US$5,000 for the three-month period ended November 30, 2000 as compared to the corresponding period in 1999. This was the result of additional fees spent on independent auditor's work for the review of quarterly reports during the period.

     General and administrative expenses increase by approximately US$80,000 or 29% to US$184,000 for the six-month period ended November 30, 2000 from US$272,000 as compared to the same period in 1999. The following events occurred during the six-month period ended November 30, 2000 contributed to the majority of the overall increase in general and administrative expenses:

     (a) Legal and professional fees - Legal and professional fees increased by approximately US$53,000 for the six-month period ended November 30, 2000 over the corresponding period in 1999. This was the result of retaining US legal counsel to assist with the SEC compliance requirements.

     (b) Bad Debts - Bad debts increased by approximately US$17,000 for the six-month period ended November 30, 2000 as compared to the same six-month period in 1999. This bad debt was the result of the identification of uncollectible trade debt during the period.

     (c) Auditors' remuneration - This remuneration increased by approximately US$5,000 for the six-month period ended November 30, 2000 as compared to the corresponding period in 1999. This was the result of additional fees spent on independent auditor's work for the review of quarterly reports during the period.


FINANCIAL EXPENSES

     The Company had a very minimal amount of interest income for the three-month period and six-month period ended November 30, 2000. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.

INCOME TAXES

     The increase in income taxes was the result of the increase in income before income taxes. Under the Hong Kong Tax Authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit appointment under which 50% of its manufacturing profit is subject to Hong Kong profit taxed. Therefore, the effective tax rate of the Company is approximately 8% p.a. Such tax concession is granted based n an annual application by the Company.


NET INCOME AND EARNING PER SHARES

     For the three-month period ended November 30, 2000, net income increased by US$747,000 or 75% to US$1.7 million, compared to US$986,000 for the corresponding period in 1999. For the six-month period ended November 30, 2000, net income increased by US$852,000 or 38% to US$3.1 million, compared to US$2.2 million for the same period in 1999. The increase was the result of increase in demand for higher margin PCBs of the consumer electronics and telecommunication products, lower production costs and addition of value-added services.


     Earning per shares for the three-month period ended November 30, 2000 increased approximately by US$0.03 or 50% to US$0.09, as compared to US$0.06 for the corresponding period in 1999. For the six-month period ended November 30, 2000, earning per shares increased approximately by US$0.02 or 14% to US$0.16 over the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were US$137,000 as of November 30, 2000. This represents an increase of US$75,000 over the corresponding period in 1999. The increase was primarily due to cash provided by operating activities, which was partially offset by capital spending for purchase of equipment and repayment of short-term overdraft banking facilities.

     Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

                                    PART II
Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K:

               None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCORE ONE, INC.


Date:   January 10, 2001                       By: /s/ Wing Cheong Ho
                                                  -------------------
                                                  Wing Cheong Ho
                                                  President