Form 10KSB40
period 2000-12-31
SCORE ONE INC
filed 2001-05-07
CIK 1090062

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                                   _________

                                FORM 10-KSB


(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended               December 31, 2000
                      ----------------------------------------------------

OR
[X] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period
from                          June 1 - December 31

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


Yes    X        No
   ________       ________
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year. $ ________


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity is sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) as of March 29, 2000 the aggregate market value held by non-affiliates was $1,500,000
                      ----------

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

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 29, 2001 there
                                                  ---------------------------
were 19,930,000 shares of Common Stock issued and outstanding.
-------------------------------------------------------------

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

     Employees

     As of December 31, 2000, the Company had approximately 10 full-time employees, including the employees of ATHI.

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

ITEM 2.   Description Of Property.

     The Company operates from the office premises leased by ATHI, currently located at Room 2, 34th Floor, Whaf Cable Tower, 9 Hoi Shing Road, Tsuen Wan, Hong Kong. The lease is for a term of five years, which commenced on August 1, 2000.

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

------------------------------------------------------------------------------
            Quarter Ended                       High                 Low
            -------------                       ----                 ---
------------------------------------------------------------------------------

  Period ending June 30, 2000                  $5.375              $3.000

  August   31, 2000                            $3.59               $2.00

  November 30, 2000                            $2.18               $ .71

  December 31, 2000                            $1.03               $ .56
------------------------------------------------------------------------------

     As of December 31, 2000, there were approximated 28 record holders of the Company's Common Stock.

     The Company's Common Stock is issued in registered form. Signature Stock Transfer, Inc. is the registrar and transfer agent for the Company's Common Stock.

     Dividends

     For the period ended December 31, 1999 the Company declared a dividend of $1,000,477. For the period ended May 31, 2000 the Company declared and paid a dividend of $200,000. The previous public shell did not pay any dividends. The declaration of any future cash dividends will depend upon the earnings, if any, the capital requirements and financial position of the Company, general economic conditions and other conditions.

ITEM 6.   Management's Discussion And Analysis Of Plan Of Operations.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Annual Report.

     Nature of the Company's Present Operations

        The predecessor of the Company was a private company in 1999 and its fiscal year end was March 31. The predecessor then underwent a group reorganization in 1999 as the preparatory step to the public listing in the United States and in conjunction therewith changed its fiscal year from March 31 to December 31. The predecessor transacted a share exchange with the Company in March 2000 and has become a wholly owned subsidiary of the Company. As a result of the share exchange, the fiscal year end was changed to the same as the public company of May 31. In January 2001, the Company changed its fiscal year end to match with its wholly owned subsidiary and the fiscal year end is now December 31.

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

        Result of Operations

        The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the seven-month periods ended December 31, 2000 and December 31, 1999. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto:

                                        Seven-Month Period Ended Seven-Month Period Ended
(U.S. dollars in thousands)             December 31, 2000        December 31, 1999
                                                                 (Unaudited)
-----------------------------------------------------------------------------------------
Sales Revenue                           12,385                   13,063
    Cost of Sales                       (8,987)                  (10,200)
                                        ---------------          ---------------
Gross Profit                             3,397                   2,863
    Gross Profit Margin                   27.4%                   21.9%

Other Income                             2                       11
Selling Expenses                        (33)                     (16)
General and Administrative Expenses     (997)                    (610)
Financial Expenses                      (3)                      --
                                        ---------------          ---------------
Income before Income Taxes               2,366                   2,248
    Income Taxes                          (209)                  (289)
                                        ---------------          ---------------
Net Income                               2,157                   1,959
                                        ======                   =====

Earning per share - basic and diluted   $0.11                    $0.12

Weighted average common shares
    outstanding - basic and diluted     19,930,000               16,300,000

----------------------------------------------------------------------------------------

Seven-Month Period Ended December 31, 2000 Compared To Seven-Month Period Ended December 31, 1999

        Revenue And Gross Profit Margin

        Total revenue for the seven-month period ended December 31, 2000 decreased by US$678,000 or 5% to US$12.4 million, compared to US$13.1 million for the corresponding period in 1999. During the seven-month period ended December 31, 2000, the Company continued to shift its focus to high margin PCBs, which are expected to be the mainstream of the PCB industry for telecommunication products. New equipment has been purchased during the period for the production of "high density" double-sided PCBs, a new series of products that was introduced to clients during the second half of 2000. As a result, the total revenue for the seven-month period ended December 31, 2000 decreased 5%, as compared to the corresponding period in 1999 when the Company concentrated mainly on the traditional single and double-sided PCBs.

        The increase in gross profit margin from 21.9% for the seven-month period ended December 31, 1999 to 27.4% in year 2000 was the result of the continuous development of new and higher profit margin area of the PCBs market during the second half of 2000. Lower production cost was also a factor to a higher margin due to the bulk purchase of raw material at lower prices.

        Other Income

        Other income during the seven-month period ended December 31, 2000 was US$2,000, which was US$9,000 less than the corresponding period in 1999. The majority of other income generated was a result of the resell of scraps from production. During the seven-month period ended December 31, 2000, fewer scraps were produced from production.

        Selling Expenses

        Selling expenses increase by US$17,000 or 106% to US$33,000 for the seven-month period ended December 31, 2000. The increase in lab testing and shipping related expenses to ensure high quality control was the primarily result of the increase in selling expenses.

        General And Administration Expenses

        General and administration expenses increased by approximately US$387,000 or 63% to US$997,000 for the seven-month period ended December 31, 2000 from US$610,000 for the corresponding period in 1999. The following events occurred during the seven-month period ended December 31, 2000 contributed to the overall increase in general and administration expenses:

        (a) Legal and professional fees - Legal and professional fees increased by approximately US$70,000 for the seven-month period ended December 31, 2000, as compared to the same seven-month period in 1999. These additional fees were incurred in connection with satisfying SEC requirements as a US public company.

        (b) Auditor and accounting fees - Auditor and accounting fees increased by US$133,000 for the seven-month period ended December 31, 2000, compared to the same period in 1999. The increase was a result of hiring additional outside accounting professionals to handle the financial reporting requirements of the SEC.

        (c) Sub-contracting costs - There was a total amount of approximately US$280,000 increase in the general and administration expenses due to the accounting adjustment of re-classification of sub-contracting costs during the seven-month period ended December 31, 2000.

        The increase of the above-mentioned general and administration expenses was partly offset by various other decreases in the general and administration expenses, including staff allowances, local traveling expenses, and bad-debt written off.

        Financial Expenses

        The financial expense of approximately US$3,000 for the seven-month period ended December 31, 2000 was the result of the bank charges for the line of credit facility, compared no financial charge for the same corresponding period in year 1999. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.

        Income Taxes

        The increase in income taxes was the result of the increase in income before taxes. Under the Hong Kong Tax Authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit appointment under which 50% of its manufacturing profit is subject to Hong Kong profits tax. Therefore, the effective tax rate of the Company is approximately 8% p.a. Such tax concession is granted based on annual application by the Company.

        Net Income

        For the seven-month period ended December 31, 2000, net income increased by US$198,000 or 10.1% to US$2,157,000, compared to US$1,959,000 for the corresponding period in 1999. The increase was the result of shifting focus to high margin PCBs Production and cutting down of staff allowances and traveling expenses.

        Earning Per Share

        Earning per share for the seven-month period ended December 31, 2000 was $0.11, a decrease of $0.01 from the same corresponding period in 1999. The decrease was mainly due to the computation of the weighted average common shares outstanding - basic and diluted.

Twelve-Month Period Ended December 31, 2000 Compared To Twelve-Month Period Ended December 31, 1999

        The following data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and notes thereto and other financial information included as part of the Annual Report:

                                    Twelve-Month Period Ended Twelve-Month Period Ended
(U.S. dollars in thousands)         December 31, 2000         December 31, 1999
----------------------------------------------------------------------------------------
Sales Revenue                       20,401                    21,591
    Cost of Sales                   (14,661)                  (16,787)
                                    ---------------           ---------------
Gross Profit                        5,740                     4,804
    Gross Profit Margin             28.1%                     22.3%

Other Income                        4                         28
Selling Expenses                    (45)                      (27)
General and Administrative          (1,349)                   (774)
    Expenses

Financial Expenses                  (3)                       --
                                    ---------------           ---------------
Income before Income Taxes          4,347                     4,031
    Income Taxes                    (377)                     (445)
                                    ---------------           ---------------
Net Income                          3,970                     3,586
                                    =====                     =====

Earning per share - basic and       $0.21                     $0.22
    diluted

Weighted average common shares
    outstanding - basic and         19,179,136                16,300,000
    diluted
----------------------------------------------------------------------------------------

        Revenue And Gross Profit Margin

        Total revenue for the twelve-month period ended December 31, 2000 decreased by US$ 1.2 million or 6% to US$20.4 million, compared to US$21.6 million for the same corresponding period in year 1999. The decrease was the result of shifting to the production of higher profit margin PCBs which are expected to be the mainstream of the PCB industry for telecommunication products in the PRC, rather than only concentrating on traditional double and single sided PCBs.

        The 5.8% increase in the gross profit margin from 22.3% in 1999 to 28.1% in 2000 was the primarily result of penetration of the higher margin PCBs market during the second half of the year 2000. Reclassification of sub-contracting costs from cost of sales to general and administration expenses in year 2000 contributed to approximately 1% of the increase.

        Other Income

        The reselling of scraps contributed to the majority of other income. During the twelve-month period ended December 31, 2000, fewer scraps were produced from production.

        Selling Expenses

        Selling expenses increase by US$18,000 or 67% to US$45,000 for the twelve-month period ended December 31, 2000. The increase in lab testing and shipping related expenses to ensure high quality control and on-time delivery was the primary result of the increase in selling expenses.

        General And Administration Expenses

        General and administration expenses increased by approximately US$575,000 or 74% to US$1,349,000 million for the twelve-month period ended December 31, 2000 from US$774,000 for the same corresponding period in 1999. The following events occurred during the twelve-month period ended December 31, 2000 contributed to the overall increase in general and administration expenses:

        (d) Legal and professional fees - Legal and professional fees increased by approximately US$106,000 for the twelve-month period ended December 31, 2000, as compared to the same twelve-month period in 1999. These additional fees were incurred in connection with satisfying SEC requirements as a US public company.

        (e) Auditor and accounting fees - Auditor and accounting fees increased by US$187,000 for the twelve-month period ended December 31, 2000, compared to the same period in 1999. The increase was a result of hiring additional outside accounting professionals to handle the financial reporting requirements of the SEC.

        (f) Sub-contracting costs - There was a total amount of approximately US$284,000 increase in the general and administration expenses due to the accounting adjustment of re-classification of sub-contracting costs during the twelve-month period ended December 31, 2000.

        Financial Expenses

        The financial expense of approximately US$3,000 for the seven-month period ended December 31, 2000 was the result of the bank charges for the line of credit facility, compared no financial charge for the same corresponding period in year 1999. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.

        Income Taxes

        The increase in income taxes was the result of the increase in income before taxes. Under the Hong Kong Tax Authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit appointment under which 50% of its manufacturing profit is subject to Hong Kong profits tax. Therefore, the effective tax rate of the Company is approximately 8% p.a. Such tax concession is granted based on annual application by the Company.

        Net Income

        For the twelve-month ended December 31, 2000, net income was US$3,970,000 which was US$384,000 more than the same corresponding period in 1999. The increases were the result of shifting to high profit margin products, rather than concentrating mainly on the traditional single and double-sided PCBs.

        Earnings Per Share

        Earnings per share for the twelve-month period ended December 31, 2000 was $0.21, a decrease of $0.01 from the same corresponding period in 1999. The decrease was mainly due to the computation of the weighted average common shares outstanding - basic and diluted.

Liquidity and Capital Resources

Seven-Month Period Ended December 31, 2000 Compared To Five-Month Period Ended May 31, 2000

        Cash and cash equivalents were US$240,000 as of December 31, 2000. This represents a decrease of US$21,000 from May 31, 2000. The decrease was primarily due to a cash deposit paid for potential acquisition targets during the seven-month period ended December 31, 2000, offsetting partly by positive cash flow from operating activities and no cash paid out for the repayment of financing activities. This positive cash flow from operating activities accounted for approximately US$1 million over the five-month period ended May 31, 2000; and no cash was paid for the repayment of activities from financing that was accounted for approximately US$2 million during the five-month period ended May 31, 2000. The Company entered into a letter of intent to acquire a manufacturing facility in Shanghai and paid cash deposit of approximately US$3.3 million.

        Accounts receivable decreased by US$883,000 from US$2.7 million as of May 31, 2000 to US$1.8 million as of December 31, 2000. The decrease was primarily due to an increase in collections which resulted from shortened terms of sales imposed by management. Inventory levels have decreased by US$139,000 from US$737,000 as of May 31, 2000 to US$598,000 as of December 31, 2000. The decrease in inventory levels were the result of management's decision to discard obsolete inventory and the implementation of the just-in-time inventory control technique.

        Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

Accounting Adjustments

        Quarterly Report of November 30, 2000

        An accounting entry of US$1,551,469 was incorrectly classified as amounts due from stockholder in the quarterly report of November 30, 2000. This entry was subsequently re-classified as cash and subsequently paid out as part of the cash deposit for the possible acquisition of a manufacturing plant in Shanghai.

        Prior Period Adjustment

        In the auditors' report dated May 31, 2000, fixed assets were restated by US$1,209,949 with related accumulated depreciation being understated by US$1,662,323 in the consolidated financial statements of the Company for the period ended May 31, 2000. In aggregate, the net asset value of the Company was overstated by US$452,374 in the consolidated financial statements for the period ended 31 May 2000. The balance of retained earnings at May 31, 2000 has been adjusted accordingly as prior period adjustment.

        In prior periods, Dongguan Fortune Circuit Factory Company Limited ("Dongguan Fortune") and Horn Kingdom Limited ("Horn Kingdom") both operated in the PRC for the Company, had not been properly accounted for in accordance with the International Accounting Standards as subsidiaries in the Company's consolidated accounts. The Company did not properly eliminate the inter-company sub-contracting charges made payable to Dongguan Fortune by another related company, Fortune ("Conductive Carbon") PCB Factory Company Limited in the preparation of its consolidated accounts. As such, the amount of accounts payable in the consolidated accounts as of May 31, 2000 had been overstated by US$144,787. Prior period adjustment was made as a result together with a corresponding adjustment in retained profits.

        In prior periods, technical service charges were made to Horn Kingdom by Dongguan Fortune. Such revenue received by Horn Kingdom was probably subject to taxation in the PRC, but no PRC taxation had ever been provided in the Company's consolidated accounts and such arrangement was mistakenly treated as costs of processing agreement. The PRC tax under-provision amounted to US$320,774. Prior period adjustment was made as a result together with a corresponding adjustment in retained profits for the under-provision as at May 31, 2000.

        In addition, there were other omissions of expenditures in the consolidated accounts for the prior period. The total effects of these together with the prior period adjustments in respect of Dongguan Fortune and Horn Kingdom amounted to US$183,774, which have been adjusted to retained profits as at May 31, 2000.

ITEM 7.   Financial Statements.

     The Company's audited consolidated financial statements are apended hereto and incorporated herein by reference.

ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     Effective October 17, 2000, Score One, Inc., a Nevada corporation (the "Company"), accepted the resignation of BDO International ("BDO"), as the Company's independent accountants. Effective November 15, 2000, the Company engaged Blackman Kalick Bartelstein LLP ("BKL") as the Company's new independent accountants. The resignation of BDO and the retention of BKL were accepted by the Company's Board of Directors.

     Prior to the engagement of BKL, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements.

     BDO audited the Company's financial statements for the period from January 1, 2000 to May 31, 2000. BDO's report for this period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

     During the period from June 1, 2000 to October 17, 2000 and the period from January 1, 2000 to May 31, 2000, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the period from January 1, 2000 to May 31, 2000 and the subsequent interim periods through October 17, 2000.

     The Company has provided BDO with a copy of the disclosure contained herein, and has requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) regarding its involvement with the Company as independent accountants and, if not, stating the respects in which it does not agree. A copy of BDO's letter is attached as an exhibit to this Current Report on Form 8-K.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                           AGE             POSITION
----                           ---             --------
Mr. Wing Cheong Ho             39              Chairman of the Board and President
Mr. Wing Hung Ho               45              Director and Secretary
Mr. Zhao Jian Li               41              Director, Treasurer and VP - Business Development
Mr. Kin Kong Yeung             39              VP - Administration
Mr. Kwok Ming Li               27              VP - Engineering
Mr. Bing Leung Wan             37              Director
Mr. Paul Wing-Kwong Ho         35              Director
Dr. Chi-Sum Man                36              Director

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

                                                                                       ANNUAL
NAME                               AGE              POSITION                        COMPENSATION
----                               ---              --------                        ------------
Mr. Wing Cheong Ho                 38               President and Chairman of the   $293,000
                                                    Board

     Neither ATHI nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

     During the seven-month period ended December 31, 2000, certain corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings. The Board of Directors has established an audit committee which consists of Messrs. Bing Wan, Paul Ho, and Dr. Chi-Sum Man. They are also independent directors of the Company.

ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management.

     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2000 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's Common Stock; (ii) each director and director nominee; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


                                       Amount And       Percent Of
                                        Nature Of          Class
                                       Beneficial
                                          Owner


I*World Limited                        16,300,000          81.79%
Blk 2, Flat 6, 3rd Floor
Tak Fung Industrial Centre
166-176 Texaco Road,
Tseun Road, Hong Kong

Wing Cheong Ho (2)                      9,454,000          47.44%
Blk 2, Flat B, 6th Floor
Royal Ascot
Shatin, Hong Kong

Wing Hung Ho (3)                        1,956,000           9.81%
Blk 2, Flat B, 22nd Floor
Royal Ascot
Shatin, Hong Kong

Yue Fung Group Holding Limited (4)      4,890,000          24.54%
32nd Floor Wharf Cable Tower
9 Hoi Shing Road
Tseun Wan, Hong Kong

Hong Kong Public Minority (5)           3,139,380          15.75%

Simply Noble Limited (6)                     1,750,620           8.78%
32nd Floor Wharf Cable Tower
9 Hoi Shing Road
Tseun Wan, Hong Kong

All Executive officers and Directors as a   11,410,000          57.25%
 Group (2 persons)

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

     On January 8, 1999, ATIH, through it immediate subsidiary Lassie Palace Limited (Lassie), acquired a 100% equity interest in a newly incorporated shell company, Fortune (Conductive Carbon) PCB Factory Company Limited (Fortune BVI) (formerly known as Goal Best Gold Limited) at a consideration of $100. The name of Goal Best Gold Limited was changed to Fortune (Conductive Carbon) PCB Factory Company Limited on November 2, 1999. Fortune BVI is a limited liability company incorporated in the British Virgin Islands.

On May 1, 2000, the Company entered into a rental agreement for five years with Grand Link International Limited of which Mr. Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director.

Sales to a stockholder, Yue Fung Development Limited ("YFD"), during the seven month period ended December 31, 2000 were $397,143 which represents 3.2% of total sales for the period. During the five-month period ended May 31, 2000 sales to YFD were $351,244 which represents 4.4% of total sales for the period.

As of December 31, 2000 and May 31, 2000, balances with directors and stockholders consist of the following:

                                                             December 31,              May 31,
                                                                 2000                   2000
                                                          ----------------       -----------------
Amount due to directors and stockholders:
  Mr. Ho Wing Cheong                                      $        102,281       $               0
                                                          ================       =================

The amounts due from directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.

ITEM 13.  Exhibits, List And Reports On Form 8-K.


Exhibit Number                       Description

2.1 Share Exchange Agreement dated as of February 1, 2000 by and among the Company, Ken Kurtz, ATHI and I.WORLD, Incorporated herein by reference from the Company's filing on Form 8-K filed on March 15, 2000.*

3.1 Articles of Incorporation, Incorporated herein by reference from the Company's fling on Form 10SB on July 7, 1999.*

3.2 Bylaws Incorporated herein by reference from the Company's filing on Form 10SB on July 7, 1999.*

----------
* Previously filed

Reports on Form 8K

During the last quarter of the fiscal year covered by this report the Company filed the following reports on Form 8-K:

1.  Filed November 24, 2000 - reporting Item 4.

2.  Filed February 2, 2001 - reporting Item 8.

ITEM 14.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            /s/ Wing Hung Ho
Dated:  May 7, 2001                ________________________________________
                                    Wing Hung Ho, Director and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            /s/ Wing Cheong Ho
                                  ________________________________________
Dated: May 7, 2001                Wing Cheong Ho, President

                                            /s/ Wing Tsan Ho
                                  ________________________________________
Dated: May 7, 2001                Wing Tsan Ho, Chief Financial Officer

                                            /s/ Zhao Jian Li
Dated: May 7, 2001                ________________________________________
                                    Zhao Jian Li, Director, Treasurer and VP
                                    Business Development

                                            /s/ Bing Leung Wan
Dated: May 7, 2001                ________________________________________
                                    Bing Leung Wan, Director

                                            /s/ Paul Wing Kwong Ho
Dated: May 7, 2001                ________________________________________
                                    Paul Wing Kwong Ho, Director

                                            /s/ Chi-Sum Man
Dated: May 7, 2001                ________________________________________
                                    Chi-Sum Man, Director

                                Score One, Inc.

                  Index to Consolidated Financial Statements

================================================================================

                                                                           Pages
                                                                           -----

Report of Independent Auditors                                              F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Stockholder's Equity                             F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                            F-6 - F-16

                         Report of Independent Auditors



To the Board of Directors of
Score One, Inc.


We have audited the accompanying consolidated balance sheet of Score One, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the seven-month period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the Company for the year ended May 31, 2000, were audited by other auditors whose report dated September 8, 2000, expressed an unqualified opinion on those financial statements, prior to the restatement described in Note 11.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Score One Inc. as of December 31, 2000, and the consolidated results of its operations and cash flows for the seven-month period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments described in Note 11 that were applied to restate the financial statements for the five-month period ended May 31, 2000. In our opinion, such adjustments were appropriate and have been properly applied.


/s/ Blackman Kallick Bartelstein, LLP

Chicago, Illinois
March 22, 2001

                                Score One, Inc.

                          Consolidated Balance Sheets

================================================================================

(Expressed in US Dollars)
                                     Assets
                                     ------
                                                     December 31,
                                                         2000      May 31, 2000
                                                     ------------  ------------
----------------------------------------------------
Current Assets
 Cash and cash equivalents                             $  239,909    $  261,057
 Accounts receivable (net of allowance for doubtful
   accounts of $0 and $193,549 as of December 31,
   2000 and May 31, 2000, respectively)                 1,792,096     2,675,018
 Other receivables, deposits and prepayments                2,948         1,753
 Inventories                                              598,233       736,678
 Deferred income taxes                                     20,984        15,484
                                                       ----------    ----------
       Total Current Assets                             2,654,170     3,689,990
                                                       ----------    ----------
Other Assets
 Plant and equipment, net                               3,227,815     2,875,935
 Deposit on investment                                  3,380,645             -
                                                       ----------    ----------
       Total Other Assets                               6,608,460     2,875,935
                                                       ----------    ----------
       Total Assets                                    $9,262,630    $6,565,925
                                                       ==========    ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
   Accounts payable                                    $1,537,789    $1,273,524
   Other payables and accrued expenses                    199,589       218,400
   Income taxes payable                                   817,429       619,097
   Bank overdraft                                               -        22,429
                                                       ----------    ----------
       Total Current Liabilities                        2,554,807     2,133,450
                                                       ----------    ----------

Long-Term Liabilities
   Amount payable to stockholder                          102,281             -
   Deferred income taxes                                  242,265       226,065
                                                       ----------    ----------
       Total Long-Term Liabilities                        344,546       226,065
                                                       ----------    ----------
       Total Liabilities                                2,899,353     2,359,515
                                                       ----------    ----------

Stockholders' Equity
   Preferred stock, par value $0.001 per share;
     5,000,000 shares authorized, none issued                   -             -
   Common stock, par value $0.001 per share;
     41,250,000 shares authorized;
     19,930,000 shares issued and outstanding              19,930        19,930
   Retained earnings                                    6,343,347     4,186,480
                                                       ----------    ----------
       Total Stockholders' Equity                       6,363,277     4,206,410
                                                       ----------    ----------
Total Liabilities and Stockholders' Equity             $9,262,630    $6,565,925
                                                       ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                                Score One, Inc.

                     Consolidated Statements of Operations

================================================================================


(Expressed in US Dollars)

                                                    Seven           Five
                                                 Months Ended   Months Ended
                                                 December 31,      May 31,
                                                     2000           2000
                                                 ------------   ------------

Net Sales                                         $12,384,540    $ 8,016,363

Cost of Sales                                      (8,987,074)    (5,673,874)
                                                  -----------    -----------

Gross Profit                                        3,397,466      2,342,489

Selling Expenses                                      (33,477)       (11,920)

General and Administrative Expenses                  (997,384)      (351,203)
                                                  -----------    -----------

Operating Income                                    2,366,605      1,979,366

Interest Expense                                       (2,912)            --

Other Income                                            2,206          1,843
                                                  -----------    -----------

Income before Income Taxes                          2,365,899      1,981,209

Income Taxes                                         (209,032)      (167,646)
                                                  -----------    -----------

Net Income                                        $ 2,156,867    $ 1,813,563
                                                  ===========    ===========

Earnings Per Share - Basic and Diluted                  $0.11          $0.10
                                                        =====          =====
Weighted Average Common Shares Outstanding -
  Basic and Diluted                                19,930,000     18,115,000
                                                  ===========    ===========





   The accompanying notes are an integral part of the financial statements.

                                Score One, Inc.

                Consolidated Statements of Stockholders' Equity


================================================================================



                                                Common Stock         Retained
                                           ----------------------
                                           # of Shares    Amount     Earnings
                                           ------------ ---------  ------------


Balance as of December 31, 1999                  1,000  $  1,000   $ 2,591,847

Effect of Merger                                (1,000)   (1,000)        1,000

Issuance of Shares for Score One
  Transaction                               16,300,000    16,300       (16,300)

Stock Split Adjusted Original Shares in
  Connection with Reverse Merger             3,630,000     3,630        (3,630)

Net Income                                           -         -     1,813,563

Dividends declared                                   -         -      (200,000)
                                            ----------  --------   -----------

Balance as of May 31, 2000                  19,930,000    19,930     4,186,480

Net Income                                           -         -     2,156,867
                                            ----------  --------   -----------

Balance as of December 31, 2000             19,930,000  $ 19,930   $ 6,343,347
                                            ==========  ========   ===========

   The accompanying notes are an integral part of the financial statements.

                                Score One, Inc.

                     Consolidated Statements of Cash Flows

================================================================================

                                                                   Seven           Five
                                                                Months Ended   Months Ended
                                                                December 31,      May 31,
                                                                    2000           2000
                                                                ------------   ------------
Cash Flows from Operating Activities
  Net income                                                    $ 2,156,867    $ 1,813,563
  Adjustments to reconcile net income
   to net cash provided by operating activities
    Depreciation of plant and equipment                             628,435        392,093
    Loss on sale of fixed assets                                     53,355              -
    Provision for losses on receivables- Customers                  116,080              -
    Deferred income taxes                                            10,700         38,064
    Changes in
      Accounts receivable                                           766,842        561,685
      Other receivables, deposits and prepayments                    (1,195)       427,192
      Inventories                                                   138,445       (145,025)
      Amount due from stockholder                                         -        394,441
      Accounts payable                                              264,265       (463,456)
      Other payables and accrued expenses                           (18,811)       149,581
      Income taxes payable                                          198,332        129,582
                                                                -----------    -----------

      Net Cash Provided by Operating Activities                   4,313,315      3,297,720
                                                                -----------    -----------

Cash Flows from Investing Activities
  Acquisition of plant and equipment                             (1,033,670)      (923,768)
  Deposit on investment                                          (3,380,645)             -
                                                                -----------    -----------

      Net Cash Used in Investing Activities                      (4,414,315)      (923,768)
                                                                -----------    -----------

Cash Flows from Financing Activities
  Change in bank overdraft                                          (22,429)        22,429
  Borrowing on (repayment of) amount payable to stockholder         102,281     (1,049,018)
  Dividend paid                                                           -     (1,200,477)
                                                                -----------    -----------

      Net Cash Provided by (Used in) Financing Activities            79,852     (2,227,066)
                                                                -----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents                (21,148)       146,886

Cash and Cash Equivalents, Beginning of Period                      261,057        114,171
                                                                -----------    -----------

Cash and Cash Equivalents, End of Period                        $   239,909    $   261,057
                                                                ===========    ===========
Supplemental Disclosure of Cash Flow Information
 Interest paid during the period                                $    74,828    $       415
                                                                ===========    ===========

 Taxes paid during the period                                   $         -    $         -
                                                                ===========    ===========

   The accompanying notes are an integral part of the financial statements.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

(Expressed in US Dollars)


Note 1 - Organization and Description of Business

Score One Inc. (the Company) was initially incorporated in the State of Nevada on June 7, 1996.

On March 10, 2000, the Company executed a Share Exchange Agreement with Advanced Technology International Holdings Limited (ATIH) and the sole stockholder of ATIH pursuant to which 100% of the issued share capital of ATIH was acquired by the Company, in exchange for 16,300,000 shares of the Company's $0.001 par value common stock, which were issued after a 1.65 for 1 forward stock split mentioned below.

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

ATIH was incorporated in the British Virgin Islands on November 18, 1998, under the name of Modern Frame International Limited (MFIL). The name of MFIL was changed to ATIH on December 23, 1999. The principal activity of the ATIH is to hold investments in subsidiaries.

On November 18, 1998, ATIH acquired a 100% equity interest in a newly incorporated shell company, Ford Reach (H.K.) Limited (Ford Reach) at a consideration of $129. Ford Reach is a limited liability company incorporated in Hong Kong.

On January 8, 1999, ATIH, through its immediate subsidiary Lassie Palace Limited (Lassie), acquired a 100% equity interest in a newly incorporated shell company, Fortune (Conductive Carbon) PCB Factory Company Limited (Fortune BVI) (formerly known as Goal Best Gold Limited) at a consideration of $100. The name of Goal Best Gold Limited was changed to Fortune (Conductive Carbon) PCB Factory Company Limited on November 2, 1999. Fortune BVI is a limited liability company incorporated in the British Virgin Islands.

Pursuant to a purchase and sale agreement dated January 1, 1999, Ford Reach acquired substantially all the assets and assumed substantially all the liabilities of Fortune (Conductive Carbon) PCB Factory Co., Ltd. (Fortune HK), a limited liability company incorporated in Hong Kong, in exchange for a note payable to Mr. Ho Wing Cheong of $1,731,664, which was the aggregate book value of assets acquired less liabilities assumed. Fortune HK is a Hong Kong-based company and wholly owned by Mr. Ho Wing Cheong, now a director and stockholder of the Company. ATIH believed that the $1,731,664 approximated the fair market value of assets acquired less liabilities assumed as of January 1, 1999. This company is considered to be the predecessor to the Company.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 1 - Organization and Description of Business  (Continued)

Pursuant to a purchase and sale agreement dated January 8, 1999, Fortune BVI acquired certain plant and equipment from Dongguan Fortune Circuit Factory Co., Ltd. (Dongguan Fortune) in exchange for a note payable and a dividend payable to Mr. Ho Wing Cheong of $1,890,962 and $241,305, respectively, which was the aggregate book value of these assets as of January 1, 1999. Dongguan Fortune is a People's Republic of China (PRC)-based company in which Mr. Ho Wing Cheong has a controlling interest. Based on the valuation report prepared by Messrs. LCH (Asia Pacific) Surveyors Limited dated May 3, 2000, ATIH believed that the $1,890,962 approximated the fair market value of those assets acquired as of January 8, 1999.

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

On January 23, 2001, the Company elected to change its fiscal year-end from May 31 to December 31.

Note 2 - Unaudited Comparable Financial Information

As described in Note 1, the Company elected to change its fiscal year end from May 31 to December 31. Unaudited comparable financial information for the seven-month period ended December 31, 1999 is presented in the table below.

In addition, as described in Note 1, the Company executed a Share Exchange Agreement with ATIH and the sole stockholder of ATIH. For accounting purposes, the acquisition has been treated as the acquisition of the Company by ATIH with ATIH as the acquirer. Unaudited financial information for the comparable five-month period ended May 31, 1999 is presented in the table below.

Both tables include any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

                                                  Seven           Five
                                               Months Ended   Months Ended
                                               December 31,      May 31,
                                                   1999           1999
                                               (Unaudited)     (Unaudited)
                                               ------------   ------------

Net Sales                                      $ 13,063,160   $  8,527,946
                                               ============   ============

Gross Profit                                   $  2,862,711   $  1,941,108
                                               ============   ============

Other Income                                   $     11,228   $     16,860
                                               ============   ============

Income Tax                                     $    289,064   $    155,742
                                               ============   ============

Net Income                                     $  1,959,078   $  1,627,246
                                               ============   ============

Earnings per Share - Basic and Diluted         $       0.12   $       0.10
                                               ============   ============

Weighted Average Common Shares Outstanding
   - Basic and Diluted                           16,300,000     16,300,000
                                               ============   ============

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 3 - Summary of Important Accounting Policies

Basis of Accounting and Principles of Consolidation
----------------------------------------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned subsidiaries, ATIH (a holding company), Ford Reach, Fortune BVI, Fortune HK, Dongguan Fortune, Lassie Palace Limited and Horn Kingdom Limited (dormant). All material intercompany transactions have been eliminated.

Foreign Currency Translation and Transactions
----------------------------------------------

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of its subsidiaries is Hong Kong dollars (HK$) and the financial records are maintained and the financial statements are prepared in HK$.

Foreign currency transactions during the period are translated into US$ at the exchange rates ruling at the translation dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at period-end exchange rates. When assets, liabilities and equity denominated in HK$ are translated into US$, translation adjustments are included as a component of stockholders' equity.

Exchange rates between US$ and HK$ were fairly stable during the period presented. The rate ruling as of December 31, 2000 is US$1: HK$7.75. Due to the stability of the exchange rates during the periods presented, there were no net adjustments in the stockholders' equity.

Revenue Recognition
--------------------

Revenue from goods sold is recognized when title of goods sold has passed to the buyers, which is at the time of delivery.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 3 - Summary of Important Accounting Policies  (Continued)

Inventories
-----------

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

Cash and Cash Equivalents
--------------------------

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Concentration of Credit Risk
-----------------------------------------------------

During the normal course of business, the Company extends unsecured credit to its customers. The collectibility of debts owed by its customers depends substantially on the financial condition and cash flow position of its customers. The Company reviews regularly the credit status of each customer on a case-by-case basis and the provision for doubtful accounts is recorded based on the management's assessment of the credit status of its customers.

Plant, Equipment and Depreciation
----------------------------------

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:


                                                Estimated
                                               useful life
                                                (in years)
                                               ------------

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

Long-Lived Assets
------------------

The Company periodically reviews its long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================


Note 3 - Summary of Important Accounting Policies  (Continued)

Income Taxes
-------------

The Company and its subsidiaries account for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that covers the enactment in the near-future date. A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

Fair Values of Financial Instruments
-------------------------------------

The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable approximate their fair values as of December 31, 2000 and May 31, 2000 because of the relatively short-term maturity of these instruments. The fair value of the Company's related party receivables and payables, and note payable to the major beneficial stockholder cannot be determined due to the nature of the transactions.

Use of Estimates
-----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in the financial statements are the allowance for doubtful accounts, provision for inventory obsolescence and slow-moving items, and deferred income tax liability. Actual results could differ from those estimates.

New Accounting Pronouncements
------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 3 - Summary of Important Accounting Policies

New Accounting Pronouncements (Continued)
-----------------------------

On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released on June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000, plus an adjustment of the statement of operations for the three months ended in the quarter of adoption.

The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions were not material to its annual or quarterly results of operations.

Related Party
--------------

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Earnings Per Share
-------------------

Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options and the if-converted method to compute the dilutive effect of convertible debentures.

The 16,300,000 shares issued as consideration for the reverse merger are considered outstanding for all periods presented.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 4 - Inventories

                                             December 31,      May 31,
                                                 2000           2000
                                              ---------       ---------

          Raw materials                       $ 540,557       $ 656,352
          Work-in-progress                       57,676          80,326
                                              ---------       ---------

                                              $ 598,233       $ 736,678
                                              =========       =========



Note 5 - Plant and Equipment, Net

                                            December 31,       May 31,
                                                2000            2000
                                            -----------     -----------

          Leasehold improvements            $   408,852     $   436,506
          Furniture and fixtures                227,021         228,630
          Machinery and moulds                5,662,862       4,665,243
          Transportation equipment               51,088          51,474
                                            -----------     -----------
                                              6,349,823       5,381,853

          Less:  Accumulated depreciation     3,122,008       2,505,918
                                            -----------     -----------

                                            $ 3,227,815     $ 2,875,935
                                            ===========     ===========

Note 6 - Short Term Borrowings - Bank

As of December 31, 2000, the Company had banking facilities of $387,097. No balance was outstanding as of December 31, 2000. Borrowings under this facility bear interest at the prime rate plus 1/4% and are secured by the director's personal guarantee and property. The agreement expires on July 21, 2001, but it is management's expectation that the agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 7 - Income Taxes

Tax in the consolidated statements of operations represents:


                                                      Seven             Five
                                                   Months Ended     Months Ended
                                                   December 31,        May 31,
                                                       2000             2000
                                                    ---------         ---------

       Current year income tax - Hong Kong          $ 198,332         $ 129,582
       Deferred income tax - Hong Kong                 10,700            38,064
                                                    ---------         ---------

                                                    $ 209,032         $ 167,646
                                                    =========         =========


Deferred income taxes represent the tax effect on the excess of depreciation allowances over related depreciation for financial statement purposes and the general provision for doubtful debts.

At the balance sheet date, the major components of the provided deferred tax are as follows:


                                                     Seven             Five
                                                 Months Ended      Months Ended
                                                 December 31,         May 31,
                                                     2000              2000
                                                   ----------        ----------
     Deferred tax assets
       Accounts receivable and inventory
        reserve                                    $   20,984        $   15,484
                                                   ----------        ----------

       Total deferred tax asset                        20,984            15,484
                                                   ----------        ----------

     Deferred tax liability
       Depreciation                                  (242,265)         (226,065)
                                                   ----------        ----------
       Total deferred tax liability                  (242,265)         (226,065)
                                                   ----------        ----------

     Net deferred tax liability                    $ (221,281)       $ (210,581)
                                                   ==========        ==========

A reconciliation from the statutory tax rate to the effective tax rate is presented below:

                                                      Seven             Five
                                                   Months Ended     Months Ended
                                                   December 31,        May 31,
                                                       2000             2000
                                                   ----------        ----------

     Hong Kong statutory tax rate                          16%               16%
     50% reduction for manufacturing
      operations in PRC                                    (8)               (8)
                                                   ----------        -----------

     Effective tax rate                                     8%                8%
                                                   ==========        ==========

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 7 - Income Taxes (Continued)

All of the Company's manufacturing operations are located in Dongguan, PRC and are conducted by the subsidiary Dongguan Fortune. Under the Hong Kong tax authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC can enjoy profit apportionment under which only 50% of its manufacturing profit is subject to Hong Kong profits tax. Therefore only 50% of the profits of the Company are subject to Hong Kong profits tax. Such tax concession is granted based on annual application by the Company. The submission of profits tax returns by the Company to the Hong Kong tax authority has not yet been made and therefore the grant of the concession by the Hong Kong tax authority has not yet been confirmed.


Note 8 - Commitments and Contingencies

Lease Commitments
-----------------

On August 1, 2000, the Company entered into a rental agreement for five years with Grand Link International Limited of which Mr. Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director. The Company leased general and administrative facilities under this operating lease. Rent expense charged to operations amounted to $16,397 for the seven months ended December 31, 2000 and $1,757 for the five months ended May 31, 2000.

As of December 31, 2000, the Company had commitments under a noncancelable operating lease expiring in excess of one year amounting to $177,421. Rental payments for each of the succeeding periods are:

          January 1, 2001 to December 31, 2001          $ 38,710
          January 1, 2002 to December 31, 2002            38,710
          January 1, 2003 to December 31, 2003            38,710
          January 1, 2004 to December 31, 2004            38,710
          January 1, 2005 to December 31, 2005            22,581
                                                        --------

                                                        $177,421
                                                        ========

Note 9 - Related Party Transactions

Sales to a stockholder, Yue Fung Development Limited (YFD), during the seven-month period ended December 31, 2000 were $397,143, which represents 3.2% of total sales for the period. During the five-month period ended May 31, 2000 sales to YFD were $351,244 which represents 4.4% of total sales for the period.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 9 - Related Party Transactions (Continued)

As of December 31, 2000 and May 31, 1999, balances with directors and stockholders consist of the following:

                                                 December 31,
                                                    2000          May 31, 2000
                                                 ---------------- ------------

     Amount payable to director and stockholder:
       Mr. Ho Wing Cheong                        $   102,281      $          -
                                                 ===========      ============

The amounts due to directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.


Note 10 - Concentration of Customers

For the five months ended May 31, 2000, sales to four major customers amounted to more than 10% of total sales. The amount of revenue from these customers was $1,911,109, $1,839,413, $1,323,486 and $1,054,457. There were no receivable balances for these customers as of May 31, 2000.


Note 11 - Prior Period Adjustment

During the seven months period ended December 31, 2000, the Company discovered certain errors in its 1999 and five months ended May 31, 2000 financial statements, related to fixed assets, dividends and other items. The adjustments consist of the following:

Year ended December 31, 1999:

          Fixed assets-cost                          $1,209,949
          Accumulated depreciation                   (1,576,960)
          Depreciation expense                          367,011
          Income tax expense                             93,128
          Cost of sales                                 (99,630)
          Accounts payable                               98,065
          Other payables and accrued expenses           (16,514)
          Income taxes payable                         (316,354)
          Dividends paid                                241,305
                                                      ---------
                                                     $        -
                                                      =========

Five months ended May 31, 2000:

          Depreciation expense                       $   85,363
          Accumulated depreciation                      (85,363)
          Income tax expense                              4,420
          Cost of sales                                 (55,449)
          Accounts payable                               46,722
          Other payables and accrued expenses             8,727
          Income taxes payable                           (4,420)
                                                      ---------
                                                     $        -
                                                      =========

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

================================================================================

Note 12 - Subsequent Event

Subsequent to the balance sheet date, the group executed a letter of intent dated January 2001 to acquire a manufacturing entity located in Jiangyin, the People's Republic of China. A deposit of $3,380,645 was made related to this investment as of December 31, 2000.


Note 13 - Reclassification

For comparability, the five months ended May 31, 2000 consolidated financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in the seven months ended December 31, 2000.