Form 10QSB
period 2001-03-31
SCORE ONE INC
filed 2001-05-21
CIK 1090062

Document is copied.
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2000.

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

                               Yes [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common
                  equity, as of the latest practicable date:

      As of March 31, 2001, there were 19,930,000 shares of common stock issued and outstanding.

                                      FORM 10-QSB
                                    SCORE ONE, INC.

                                    TABLE OF CONTENTS

                                         PART I

                                                                        PAGE
                                                                      --------

ITEM 1.   Financial Statements                                            3

            Consolidated Balance Sheets                                   4

            Consolidated Statements Of Operations                         5

            Consolidated Statements Of Cash Flows                         6

            Notes To Consolidated Financial Statements                    7

ITEM 2.     Management's Discussion And Analysis And Results Of Operation 8


                                        PART II


ITEM 1.     Legal Proceedings                                            11

ITEM 2.     Changes in Securities                                        11

ITEM 3.     Defaults Upon Senior Securities                              11

ITEM 4.     Submission of Matters to a Vote of Security Holders          11

ITEM 5.     Other Information                                            11

ITEM 6.     Exhibits And Reports On Form 8-K                             11

            Signatures                                                   12

                                SCORE ONE, INC.

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

                                Score One, Inc.
                          Consolidated Balance Sheets


(Expressed in US Dollars)
                                     MARCH 31, 2001     DECEMBER 31, 2000
                                        (Unaudited        (Unaudited)
                                     --------------     -----------------
ASSETS

 Current assets
   Cash and cash equivalents           $    105,604           $239,909
   Accounts receivable                    1,661,928          1,792,096
   Other receivables,
   deposits and prepayments               4,807,132          3,383,593
   Inventories                              572,106            598,233
   Total current assets                   7,146,770          6,013,831
   Plant and equipment, net               3,334,092          3,243,299
                                     --------------     -----------------
 Total assets                           $10,480,862         $9,257,130


LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Amount due to stockholder            $   350,474            102,281
   Bank overdraft                             6,672                  -
   Accounts payable                         961,562          1,537,789
     Other payables and
accrued expenses                           477,529             199,589
   Income taxes payable                    929,501             828,129
                                     --------------     -----------------
 Total current liabilities               2,725,738           2,667,788

 Long term liabilities
   Deferred income taxes                   226,065             236,065
                                     --------------     -----------------
 Total liabilities                       2,951,803           2,893,853

 Stockholders' equity
  Preferred stock,
  par value $0.001 per share;
  5,000,000 shares authorized,
  none issued
  Common stock, par value $0.001 per share;
  41,250,000 shares authorized;
  19,930,000 shares issued
  and outstanding                           19,930              19,930

   Retained earnings                     7,509,129           6,343,347
   Total stockholders' equity            7,529,059           6,363,277
                                     --------------     -----------------
   Total liabilities and
   stockholders'equity                 $10,480,862          $9,257,130
                                     ==============     =================


      See accompanying notes to consolidated financial statements.

                                 Score One, Inc.
                     Consolidated Statements of Operations


(Expressed in US Dollars)

                                             THREE MONTHS ENDED
                                        March 31,             March 31,
                                         2001                   2000
                                      (Unaudited)        (Unaudited)
                                     --------------     -----------------

 Net sales                            $5,641,187           $4,843,277

 Cost of sales                        (4,038,901)          (3,347,666)
                                     --------------     -----------------
 Gross profit                          1,602,286            1,495,611

 Other income                             11,961                    -

 Selling expenses                        (20,529)              (4,974)

 General and administrative expenses    (320,931)            (260,930)

                                     --------------     -----------------
 Operating income                       1,272,787           1,229,707

 Finance costs                             (5,633)                  -
                                     --------------     -----------------
 Income before income taxes             1,267,154           1,229,707

 Income taxes                             101,372              98,377


 Net income                          $  1,165,782        $  1,131,330
                                     ==============     =================

 Earnings per share - basic and
   diluted                                 $0.06                $0.06


 Weighted average common
    shares outstanding
   - basic and diluted                19,930,000           19,930,000





     See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                     Consolidated Statements of Cash Flows


(Expressed in US Dollars)


                                               Three Months Ended
                                  ----------------------------------------
                                     March 31,                  March 31,
                                       2001                       2000
                                -----------------          -----------------
                                   (Unaudited)                (Unaudited)
 Cash flows from operating activities
 Net income                       $   1,165,782               $  1,131,330
    Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
     Depreciation of plant
     and equipment                       292,488                  236,157
Increase (Decrease) in:
     Accounts receivable                 130,168                  500,569
       Other receivables,
       deposits and prepayments       (1,423,539)                      26
       Inventories                        26,127                        -
       Amount due from stockholder       248,193                 (432,197)
       Accounts payable                 (576,228)                (335,954)
       Other payables and
       accrued expenses                  277,940                   43,482
       Income taxes payable              101,372                 (217,977)
                                   ----------------          ---------------
Net cash provided by
operating activities                     242,303                  925,436
                                   -----------------         ---------------

 Cash flows used in investing activities
    Acquisition of plant and equipment  (383,280)                (914,656)
                                   -----------------          ---------------

 Net cash used in investing activities  (383,280)                (914,656)
                                   -----------------          ---------------

 Cash flows from financing activities
           Borrowing of bank overdraft     6,672                         -
                                   -----------------          ---------------

Net cash provided by financing activities 6,672                          -
                                   -----------------          ---------------


 Net (decrease) increase in cash
 and cash equivalents                  (134,305)                   10,780

 Cash and cash equivalents,
 beginning of year                      239,909                   115,736
                                   -----------------          ---------------

 Cash and cash equivalents at
 the end of period                   $  105,604                $  126,516
                                   =================          ===============









     See accompanying notes to consolidated financial statements.

                                Score One, Inc.

                  Notes to Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the seven months ended December 31, 2001. On January 23, 2001 the Company elected to change its fiscal year end from May 31 to December 31.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, have been made. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2 - ACCOUNTING POLICIES


There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2001.


NOTE 3 - RELATED PARTY TRANSACTIONS

During the period the Company paid rent of $9,677 to Grand Link International Limited of which Mr. Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director.

Sales to a stockholder, Yue Fung Development Limited ("YFD"), during the period were $134,961.

As of March 31, 2001, balances with directors and stockholders consisted of the following:

                                                March 31,  2001
                                                ____________

         Amount due to directors and stockholders:
          Ho Wing Cheong                        $350,474


The amounts due to directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.

                                Score One, Inc.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and notes thereto, included as part of this quarterly report.


NATURE OF PRESENT OPERATIONS

The Company, via its wholly owned subsidiaries, is engaged in the manufacture and sale of printed circuit boards for telecommunication systems, scientific calculators and audio visual equipment to companies in Greater China.

RESULTS OF OPERATIONS

The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2001 and March 31, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:

                                    Three-month period ended March 31
(US dollars in thousands)              2001         2000
Revenue                                 5,641      4,843
     Cost of Sales                    (4,039)    (3,348)
Gross Profit                            1,602      1,495
     Gross Profit Margin                28.4%      30.9%
Other Income                               12          0
Selling Expenses                         (21)        (5)
General and Administrative Expenses     (321)      (261)
Financial Expenses                        (5)         --
Income before Income Taxes              1,267      1,229
Income Taxes                            (101)       (98)
Net Income                              1,166      1,131
Earning per shares (US$)                 0.06       0.06

                                Score One, Inc.

REVENUE AND GROSS PROFIT MARGIN


Total revenue for the three-month period ended March 31, 2001 increased by US$798,000 or 16% to US$5.6 million, compared to US$4.8 million for the corresponding period in year 2000. During the three-month period ended March 31, 2001, the Company has continued to shift its focus on high margin flexible PCBs, which are expected to be the main stream of the PCB industry for telecommunication products. The Company also provides value-added services to its clients to improve its gross profit margin in this highly competitive industry. The increase was the result of improving sales revenue from the "high density" double-sided PCBs that was introduced to clients during the second half of year 2000.

Average gross profit margin decreased slightly from 30.9% for the three-month period ended March 31, 2000 to 28.4% for the same corresponding period in year 2001. Increase in competition for the traditional type of PCBs contributed to the decrease in gross profit margin.


OTHER INCOME

Other income during the three-month period ended March 31, 2001 was US$12,000, compared to none for the same corresponding period in 2000. The majority of other income generated was a result of the resell of scraps from the production of traditional type PCBs.


SELLING EXPENSES

Selling expenses increased by approximately US$16,000 or 320% to US$21,000 for the three-month period ended March 31, 2001. The increase in laboratory testing related expenses and delivery expenses contributed to the majority of the increase in selling expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by approximately US$60,000 or 23% to US$321,000 for the three-month period ended March 31, 2001 from US$261,000 as compared to the same period in year 2000. The following events occurring during the three-month period ended March 31, 2001 contributed to the majority of the overall increase in general and administrative expenses:

     (a). Staff salaries, allowances and directors' remuneration - These expenses increased by approximately US$17,000 for the three-month period ended March 31, 2001 over the corresponding period in year 2000. The increase was the result of increase in performance bonuses.

     (b). Loss on exchange - This loss on exchange increased by approximately US$16,000 for the three-month period ended March 31, 2001 as compared to the corresponding period in year 2000. This was the result of increase in remittances from Hong Kong to the PRC factory at a higher official exchange rate, HK$1 = RMB1.08 versus the market rate HK$1 = RMB1.15.

     (b). Depreciation for leasehold improvement - This depreciation increased by US$16,000 for the three-month period ended March 31, 2001 as compared to the same corresponding period in year 2000. The Company has taken up the new office in May 2000 and started to capitalize the costs of leasehold improvement since then. Therefore, additional depreciation expense was recorded.

                                Score One, Inc.

FINANCIAL EXPENSES

The Company had a very minimal amount of interest expenses for the three-month period ended March 31, 2001, which was incurred from charges of bank overdraft facility. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.


INCOME TAXES

The increase in income taxes was the result of the increase in income before income taxes. Under the Hong Kong Tax Authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC, can enjoy profit appointment under which 50% of its manufacturing profit is subject to Hong Kong profits taxed. Therefore, only 50% of the profits of the Company are subject to Hong Kong profits tax. Such tax concession is granted based on annual application by the Company. The submission of profits tax returns by the Company to the Hong Kong tax authority has not yet been made and therefore the grant of concession by the Hong Kong tax authority has not yet been confirmed.


NET INCOME AND EARNING PER SHARES

For the three-month period ended March 31, 2001, net income increased by US$35,000 or 3% to US$1,166,000, compared to US$1,131,000 for the same corresponding period in year 2000. The increase was the result of increase in demand for "high density" double-sided PCBs.


Earning per shares for the three-month period ended March 31, 2001 remained approximately the same at US$0.06.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were US$106,000 as of March 31, 2001. This represents a decrease of US$21,000 over the corresponding period in year 2000. The decrease was primarily due to a reduction in cash provided by operating activities, which was primarily offset by reduced capital spending for the purchase of equipment.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          RESIGNATION AND APPOINTMENT OF DIRECTOR AND OFFICER

During the three-month period ended March 31, 2001, Mr. Bing Leung WAN, a director of the Company and Mr. Wing Tsan HO, Chief Financial Officer have resigned. The board of director and the Company immediately appointed Mr. Kuai Cheong POON to replace Mr. Wan as director and Mr. Wing Kui CHAN to replace Mr.
Ho as Chief Financial  Officer.   The backgrounds of Mr. Poon and Mr. Chan are
depicted as follows:

Cheong Kuai Poon, 34, a non-executive director of the Company. Before joining Edward Wong & Company Limited as chief accountant in 1999, he has worked as the accounting manager for Inchcape Gilman Home Appliances since 1994. Mr. Poon also has experiences in various telecom and trading companies. He earned his Bachelor of Commerce degree from Curtin University of Commerce in 1998. He is the associated member of the Australian Society of CPA and Hong Kong Society of Accountants, and fellow member of the Association of Chartered Certified Accountant.

Wing Kui Chan, 32, Chief Financial Officer of the Company. Before joining the Company, Mr. Chan has held various senior positions in trading and manufacturing area with the Wah Shing Group since 1996. He has also had experiences in restaurant management, natural resources and postal services. He earned his Master of Accounting degree from the University of Wollongong in Australia. Mr. Chan is the member of a number of accounting professional associations.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                    None.

               (b)  Reports on Form 8-K:

                    None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                SCORE ONE, INC.


              Date:   May 18, 2001                       By: /s/ Wing Cheong Ho
                                                            -------------------
                                                                 Wing Cheong Ho
                                                                      President