Form 10QSB
period 2001-06-30
SCORE ONE INC
filed 2001-08-24
CIK 1090062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2001.

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

                                 Unit 2, 34/F
                          Cable TV Tower 9 Hoi Shing
                              Tsuen Wan, Hongkong
                 -------------------------------------------
                   (Address of principal executive offices)

                               011-852-2406-8978
                 -------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


        ----------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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

     As of June 30, 2001, there were 19,930,000 shares of common stock issued and outstanding.

                                  FORM 10-QSB
                                SCORE ONE, INC.

                               TABLE OF CONTENTS

                                  PART I
ITEM 1. FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS..........................................    4

      CONSOLIDATED INCOME STATEMENTS.......................................    5

      CONSOLIDATED STATEMENTS OF CASH FLOWS................................    6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........    8


                            PART II

ITEM 1. LEGAL PROCEEDINGS..................................................   12

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................   12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................   12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   12

ITEM 5. OTHER INFORMATION..................................................   12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   13

SIGNATURES.................................................................   13

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


                                SCORE ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                                  (Unaudited)

                                                                                 2001                   2000
                                                                             -----------             ----------
ASSETS
------
Current Assets
   Cash and cash equivalents                                                 $   401,780             $  239,909
   Accounts Receivable                                                         4,090,025              1,792,096
   Other receivables, Deposits, and Prepayments                                  829,255              3,383,593
   Inventories                                                                 1,388,970                598,233
   Advances Due From Director                                                    416,731                      0
   Deferred Income Taxes                                                               0                 20,984
                                                                             -----------             ----------
Total Current Assets                                                           7,126,761              6,034,815

Plant and Equipment, Net                                                       5,084,335              3,227,815
Goodwill                                                                      10,962,252                      0
                                                                             -----------             ----------
Total Assets                                                                 $23,173,348             $9,262,630
                                                                             ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts Payable                                                          $ 3,639,116             $1,537,789
   Bank Loans                                                                  1,951,693                      0
   Other Payables and Accrued Expenses                                           806,770                199,589
   Income Taxes Payable                                                          249,546                817,429
                                                                             -----------             ----------
Total Current Liabilities                                                      6,647,125              2,554,807

Long Term Liabilities
   Deferred Income Taxes                                                       1,858,846                242,265
   Other Noncurrent Liabilities                                                1,282,051                      0
   Amount payable to stockholder                                                       0                102,281
                                                                             -----------             ----------
Total Long Term Liabilities                                                    3,140,897                344,546
                                                                             -----------             ----------

Total Liabilities                                                              9,788,022              2,899,353

Minority Interest                                                                705,648                      0

Stockholders' Equity
Preferred Stock, par value $0.001 per share; 5,000,000 shares authorized, none issued
Common Stock, par value $0.001 per share; 41,250,000 shares
 authorized, 19,930,000 shares issued and outstanding                             19,930                 19,930
Accumulated Other Comprehensive Income (Loss)                                    (48,263)                     0
Retained Earnings                                                             12,708,011              6,343,347
                                                                             -----------             ----------
Total Stockholders' Equity                                                    12,679,678              6,363,277
                                                                             -----------             ----------
Total Liabilities and Stockholders' Equity                                   $23,173,348             $9,262,630
                                                                             ===========             ==========

  The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                        CONSOLIDATED INCOME STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                               For The Three       For The Three       For The Six         For The Six
                                               Months Ended        Months Ended       Months Ended        Months Ended
                                               June 30, 2001       June 30, 2000      June 30, 2001       June 30, 2000
                                               -------------       -------------      -------------       -------------
Net Sales                                       $ 7,205,495         $ 4,942,306        $12,846,682         $ 9,785,583
Costs of Sales                                   (5,187,702)         (3,653,184)        (9,226,603)         (7,000,850)
                                                -----------         -----------        -----------         -----------
Gross Profit                                      2,017,793           1,289,122          3,620,079           2,784,733

Selling Expenses                                    (33,793)            (11,728)           (54,322)            (16,702)
General and Administrative                         (376,816)           (182,585)          (697,747)           (443,515)
Other Income (Expense), Net                        (179,864)              1,895           (167,957)              1,895
Interest (Financial Expense), Net                   (28,640)                  0            (34,219)                  0
                                                -----------         -----------        -----------         -----------

Income Before Income Taxes, Minority
 Interest and Extraordinary Gain                  1,398,680           1,096,704          2,665,834           2,326,411

Provision for Income Taxes                         (109,534)           (106,347)          (210,906)           (204,724)
                                                -----------         -----------        -----------         -----------

Income Before Minority Interest and
 Extraordinary Gain                               1,289,146             990,357          2,454,928           2,121,687

Minority Interest                                  (103,956)                  -           (103,956)                  -
                                                -----------         -----------        -----------         -----------

Income Before Extraordinary Gain                  1,185,190             990,357          2,350,972           2,121,687

Extraordinary Gain, net                           4,013,692                   0          4,013,692                   -
                                                -----------         -----------        -----------         -----------

Net Income Available for Common
 Stockholders                                   $ 5,198,882         $   990,357        $ 6,364,664         $ 2,121,687
                                                ===========         ===========        ===========         ===========

Net Income Per Common Share-
Basic and Diluted:
Income Before Extraordinary Gain                $      0.06               $0.05        $      0.12               $0.11
                                                ===========         ===========        ===========         ===========
Extraordinary Gain                              $      0.20                   -        $      0.20                   -
                                                ===========         ===========        ===========         ===========
Net Income                                      $      0.26               $0.05        $      0.32               $0.11
                                                ===========         ===========        ===========         ===========

Weighted average common shares
 outstanding-basic and diluted                   19,930,000          19,930,000         19,930,000          19,930,000
                                                ===========         ===========        ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2001
                                  (Unaudited)

                                                                Six Months Ended     Six Months Ended
                                                                  June 30, 2001        June 30, 2000
                                                                ----------------     ----------------
Cash Flows From Operating Activities
Net Income                                                        $  6,364,664          $ 2,121,687
Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities
   Depreciation and Amortization                                       758,039              481,870
   Minority Interest                                                   103,956                    0
   Gain on Disposal of Shares in Subsidiary                         (4,013,692)                   0
   Deferred Income Taxes                                             1,649,615               39,593
   Changes in Assets and Liabilities
      (Increase) Decrease in
         Accounts Receivable                                          (590,059)             253,561
         Other Receivables, Deposits, and Prepayments                2,981,090              426,381
         Inventories                                                   (43,208)             (55,237)
         Accounts Payable                                              552,252             (438,106)
         Other Payables and Accrued Expenses                          (754,684)             134,752
         Income Taxes Payable                                         (778,965)             157,915
                                                                  ------------          -----------
   Total Adjustments                                                  (135,656)           1,000,729
                                                                  ------------          -----------
Net Cash Provided By Operating Activities                            6,229,008            3,122,416

Cash Flows From Investing Activities
   Acquisition of Plant and Machinery                                 (639,388)          (1,063,814)
   Related party Loans                                                (516,765)            (895,882)
   Purchase of Subsidiary                                          (10,037,214)                   0
   Disposal of Subsidiary                                            4,615,384                    0
                                                                  ------------          -----------
Net Cash Used In Investing Activities                               (6,577,983)          (1,959,696)

Cash Flows From Financing Activities
   Bank Overdraft                                                      510,846                    0
   Dividends Paid                                                            0             (959,172)
                                                                  ------------          -----------
Net Cash Provided By (Used In) Financing Activities                    510,846             (959,172)
                                                                  ------------          -----------

Increase in Cash and Cash Equivalents                                  161,871              203,548
Cash and Cash Equivalents, Beginning of Period                         239,909              114,171
                                                                  ------------          -----------
Cash and Cash Equivalents, End of Period                          $    401,780          $   317,719
                                                                  ============          ===========

  The accompanying notes are an integral part of these financial statements.

                                SCORE ONE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

BASIS OF PRESENTATION
---------------------
The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the seven months ended December 31, 2000. On January 23, 2001, the Company elected to change its fiscal year end from May 31 to December 31.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB.

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

RESULTS OF OPERATIONS

      The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period and six-month period ended June 30, 2001 and June 30, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:

------------------------------------------------------------------------------------------------------------------------
                                             Three-month period ended                       Six-month period ended
                                                      June 30                                      June 30
(US dollars in thousands)                         2001              2000                      2001                2000
                                     -------------------------------------        --------------------------------------
Revenue                                            7,205             4,942                    12,847               9,786
   Cost of Sales                                  (5,188)           (3,653)                   (9,227)             (7,001)
                                                  ------            ------                    ------              ------

Gross Profit                                       2,017             1,289                     3,620               2,785
   Gross Profit Margin                              28.0%             26.1%                     28.2%               28.5%

Other Income/(Expenses)                             (180)                2                      (168)                  2
Interest Income/(Expenses)                           (29)               --                       (34)                 --
Selling Expenses                                     (33)              (12)                      (54)                (17)
General and Administrative Expenses                 (376)             (182)                     (698)               (444)
                                                  ------            ------                    ------              ------

Income before Income Taxes                         1,399             1,097                     2,666               2,326
   Income Taxes                                     (110)             (107)                     (211)               (204)
                                                  ------            ------                    ------              ------

Income after Income Taxes                          1,289               990                     2,455               2,122
   Minority Interest                                (104)               --                      (104)                 --
                                                  ------            ------                    ------              ------

Net Income Before Extraordinary Gain               1,185               990                     2,351               2,122

   Earning per shares (US$)                         0.06              0.05                      0.12                0.11

Extraordinary Gain on Disposal                     4,014                --                     4,014                  --

   Earnings per share                               0.26              0.05                      0.32                0.11


REVENUE AND GROSS PROFIT MARGIN

      Total revenue for the three-month period ended June 30, 2001 increased by US$2.3 million or 45.8% to US$7.2 million, compared to US$4.9 million for the corresponding period in year 2000. During the three-month period ended June 30, 2001, the Company has continued to shift its focus on high margin flexible PCBs, which are expected to be the main stream of the PCB industry for telecommunication products. The Company also provides value-added services to its clients, the circuit-on-board service, to improve its gross profit margin in this highly competitive industry. Due to this adjustment, the total revenue for the three-month period ended June 30, 2001 increased accordingly, as compared to the same corresponding period in 2000 when the Company concentrated mainly on the traditional phenol based single and double-sided PCBs.

      Total revenue for the six-month period ended June 30, 2001 increased by US$3.1 million or 31.3% to US$12.8 million, compared to US$9.8 million for the corresponding period in 2000. The increase was primarily the results of shifting its focus on high margin products and on providing value-added services, rather than concentrating on comparatively low margin traditional PCB products.

      The increase in average gross profit margin from 26.1% for the three-month period ended June 30, 2000 to 28.0% in year 2001 was the result of the entrance into higher profit margin PCBs market and providing additional value-added services to the clients during last two quarters. Lower production cost as a result of bulk purchases of raw material at comparatively cheaper prices was also contributed to the increase in gross profit margin.


OTHER INCOME/(EXPENSES)

      Other expenses during the three-month period ended June 30, 2001 were US$180,000, compared to other income of US$2,000 for the same corresponding period in 2000. During the six-month period ended June 30, 2001, other expenses were US$168,000, compared to other income of US$2,000 for the corresponding period in year 2000. The majority of other expenses was the result of the accounting treatment of amortization of goodwill resulting from the acquisition of asset in Shanghai during the three-month period ended June 30, 2001.


INTEREST (FINANCIAL) EXPENSES

      Interest expenses during the three-month period and six-month period ended June 30, 2001 were US$29,000 and $34,000, compared to none for the same corresponding periods in year 2000. Interest expenses incurred during the said period were the result of interests and bank charges spent on maintaining the revolving over-draft banking facilities for the provision of working capital flexibility. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.

SELLING EXPENSES

      Selling expenses increased by approximately US$21,000 or 175.0% to US$33,000 for the three-month period ended June 30, 2001 and increased by approximately US$37,000 or 217.6% to US$54,000 for the six-month period ended June 30, 2000. The increase in laboratory testing and transportation related costs contributed to the majority of the increase in selling expenses for the past two quarters.


GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increase by approximately US$194,000 or 106.6% to US$376,000 for the three-month period ended June 30, 2001 from US$182,000 for the same corresponding period in year 2000. The following events occurred during the three-month period ended June 30, 2001 contributed to the majority of the overall increase in general and administrative expenses:

       1. Provision of Business Tax - The provision of business tax in the amount of US$107,000 was recorded during the three-month period ended June 30, 2001, compared to none for the same corresponding period in year 2000. This provision was made for a wholly owned British Virgin Islands' subsidiary of the Company.

       2. Auditors' Fee - This fee increased by approximately US$20,000 for the three-month period ended June 30, 2001 as compared to the corresponding period in year 2000. This was the result of additional fees spent on independent auditor's work for the review of quarterly reports during the period. The Company has changed its accounting policy to reflect such fees on a quarterly basis in year 2001 rather than to show a year-end one-time entry/adjustment as in year 2000.

       3. Staff Salaries and Allowances and Directors' Remuneration - During the three-month period ended June 30, 2001, a total of US$117,000 was recorded, an increase of US$50,000 over the same corresponding period in year 2000. The Company has changed its accounting policy to reflect directors' remuneration on a quarterly basis in year 2001 rather than to show a year-end one-time entry/adjustment as in year 2000.

       General and administrative expenses increase by approximately US$254,000 or 57.2% to US$698,000 for the six-month period ended June 30, 2000 from US$444,000 for the same corresponding period in year 2000. The following events occurred during the six-month period ended June 30, 2001 contributed to the majority of the overall increase in general and administrative expenses:

       1. Provision of Business Tax - The provision of business tax in the amount of US$107,000 was recorded during the six-month period ended June 30, 2001, compared to none for the same corresponding period in year 2000. This provision was made for a wholly owned British Virgin Islands' subsidiary of the Company.

       2. Staff Salaries and Allowances and Directors' Remuneration - During the six-month period ended June 30, 2001, a total of US$226,000 was recorded, an increase of US$54,000 over the same corresponding period in year 2000. The Company has changed its accounting policy to reflect directors' remuneration on a quarterly basis in year 2001 rather than to show a year-end one-time entry/adjustment as in year 2000.

       3. Loss on Exchange - During the six-month period ended June 30, 2001, a total of US$35,000 was recorded as loss on exchange, compared to none for the same corresponding period in year 2000. This loss was the result of using a high exchange rate (US$/HK$) of 7.8 rather than
           7.75 to better reflect the current exchange rate market situation in the region.


INCOME TAXES

       The increase in income taxes was the result of the increase in income before income taxes. Under the Hong Kong Tax Authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted under a processing agreement with a PRC company, can enjoy profit appointment under which 50% of its manufacturing profit is subject to Hong Kong profit taxed. Therefore, the effective tax rate of the Company is approximately 8% p.a. Such tax concession is granted based on an annual application by the Company.


NET INCOME AND EARNINGS PER SHARE

       For the three-month period ended June 30, 2001, income before extraordinary gain increased by US$195,000 or 19.7% to US$1.2 million, compared to US$990,000 for the corresponding period in year 2000. For the six-month period ended June 30, 2001, income before extraordinary gain increased by US$229,000 or 10.8% to US$2.4 million, compared to US$2.1 million for the same period in year 2000. The increase was the result of increase in demand for higher margin PCBs of the consumer electronics and telecommunication products, lower production costs and addition of value-added services .

       Earnings per share before extraordinary gain for the three-month period ended June 30, 2001 increased approximately by US$0.01 or 25% to US$0.06, as compared to US$0.05 for the corresponding period in year 2000. For the six-month period ended June 30, 2001, earning per shares increased approximately by US$0.01 or 7.1% to US$0.12 over US$0.11 for the same period in year 2000.


EXTRAORDINARY GAIN ON DISPOSAL

       An extraordinary gain on disposal in the amount of US$4 million was the result from the proceeds of a placement of shares of a newly formed indirect subsidiary of the Company. These proceeds were then used to pay for the acquisition of, through an intermediate British Virgin Islands' holding corporation, the ultimate assets of Jiang Yin Kaicheng Copper Clad Laminated

Co., Ltd., a wholly foreign owned enterprise established in the PRC whose principal activities are the manufacture and sale of copper clad laminated sheets. The extraordinary gain is classified as a capital gain and not subject to any tax liability under Hong Kong Inland Revenue Ordinance. As a result of the extraordinary gain on disposal, net income available to Common Stockholders increased, thereby increasing earnings per share for the three and six month period ended June 30, 2001 to $0.26 and $0.32, respectively.


LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were US$402,000 as of June 30, 2001. This represents an increase of US$162,000 as compared with the cash balance as of December 31, 2000. The increase was primarily due to cash provided by operating activities, which was partially offset by capital spending for purchase of an operating subsidiary and equipment and repayment of short-term overdraft banking facilities.

       Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

                                    PART II

ITEM 1 LEGAL PROCEEDINGS. NONE

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS. NONE

ITEM 3 DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5 OTHER INFORMATION

RESIGNATION AND APPOINTMENT OF DIRECTOR AND OFFICER

       Effective as of July 1, 2001, Mr. Kuai Cheong POON, a director of the Company, Mr. Paul Wing Kwong HO, a director of the Company, Mr. Chi Sum MAN, also a director of the Company and Mr. Kwok Ming LI, VP-Engineering have resigned. The board of directors and the Company immediately appointed Mr. Kin Hung LAI and Ms. Shuk Wah KWOK as directors of the Company. The backgrounds of Mr. Lai and Ms. Kwok are depicted as follows:

Kin Hung LAI, 40, a non-executive director of the Company. Before setting up its own accounting firm, Francis K. Lai CPA office in 1993, Mr. Lai worked for several US companies, including Echo Design Group in 1990, Golodetz Trading Corp. in 1989, and David Lieb and Company in 1988. Mr. Lai has over 15 years of experience in finance and accounting field.

Shek Wah KWOK, 29, a director of the Company. Before joining the Company, Ms. Kwok has held various senior positions in company secretary and corporate compliance area with the Win Dragon Consultants Limited and Triolink Corporate Services Limited since 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    None.

b) Filed 8-K on 6/14/01 under Item 2 (Acquisition or Disposition of Assets) regarding the acquisition of World Top Development LTD on May 31, 2001 Financial Statements Required by this Item have not been filed but will be filed by Amendment to the 8-K as soon as practicable.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCORE ONE, INC.


Date:  August 24, 2001                       By:  /s/ Wing Cheong Ho
                                                -------------------------------
                                             Name:  Wing Cheong Ho
                                             Title: President