Form 10QSB
period 2001-09-30
SCORE ONE INC
filed 2001-11-19
CIK 1090062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 30,
    2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______to ______.

                     Commission file number:  0-26717

                              SCORE ONE, INC.
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

             NEVADA                              88-0409164
 ------------------------------         -------------------------------
(State or other jurisdiction of               (IRS Employer
 Incorporation or organization)             Identification No.)

                               Unit 2, 34/F
                        Cable TV Tower 9 Hoi Shing
                          TSUEN WAN, HONGKONG
                  --------------------------------------
                 (Address of principal executive offices)

                           011-852-2406-8978
              ----------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

    ------------------------------------------------------------------
   (Former name, address and fiscal year, if changed since last report)

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

     As of September 30, 2001, there were 19,930,000 shares of common stock issued and outstanding.

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

        CONSOLIDATED STATEMENTS OF OPERATIONS

        CONSOLIDATED STATEMENTS OF CASH FLOWS

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION

                               PART II
ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS ON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

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










                              SCORE ONE, INC.
               FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001
ITEM 1    Financial Statements
                              SCORE ONE, INC.
                        CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                (Unaudited)

ASSETS                                                    2001      2000
Current Assets
   Cash and cash equivalents                                    $         $
                                                          588,356   239,909
   Accounts Receivable                                  6,248,086 1,792,096
   Other receivables, Deposits, and Prepayments           772,363 3,383,593
   Inventories                                          1,502,528   598,233
   Deferred Income Taxes
                                                               0     20,984
Total Current Assets                                    9,111,333 6,034,815
Plant and Equipment, Net                                4,963,206 3,227,815
Goodwill                                               10,404,850         0
Total Assets                                                    $         $
                                                       24,479,389 9,262,630
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                             $         $
                                                        4,536,219 1,537,789
   Bank Loans                                           1,440,890         0
   Other Payables and Accrued Expenses                    706,539   199,589
   Income Taxes Payable                                   140,858   817,429
Total Current Liabilities                               6,824,506 2,554,807
Long Term Liabilities
   Deferred Income Taxes                                2,224,231   242,265
   Other Noncurrent Liabilities                         1,282,051         0
   Amount payable to stockholder                                    102,281
                                                           94,073
Total Long Term Liabilities                                         344,546
                                                        3,600,355
Total Liabilities                                      10,424,861 2,899,353
Minority Interest                                         956,113         0
Stockholders' Equity
Preferred Stock, par value $0.001 per share; 5,000,000
shares authorized, none issued
Common Stock, par value $0.001 per share; 41,250,000
shares authorized, 19,930,000 shares issued and            19,930    19,930
outstanding
Accumulated Other Comprehensive Income (Loss)            (48,253)         0
Retained Earnings                                      13,126,738 6,343,347
Total Stockholders' Equity                             13,098,415 6,363,277
Total Liabilities and Stockholders' Equity                      $         $
                                                       24,479,389 9,262,630

             See condensed notes to the financial statements.

                              SCORE ONE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (Unaudited)


                            For The Three         For The Three          For The Nine       For The Nine
                            Months Ended          Months Ended           Months Ended       MonthsEnded
                              9/30/01                9/30/00               9/30/00            9/30/01
Net Sales                           $           $            $            $
                            8,569,429               5,552,345              21,416,111        15,337,927
Costs of Sales             (6,520,020)             (3,981,217)            (15,746,623)      (10,982,067)
                            ---------               ---------              ----------        ----------
Gross Profit                2,049,409               1,571,128               5,669,488         4,355,860
Selling Expenses              (62,479)                (14,432)               (116,801)          (33,028)
Amortization                 (557,403)                      0                (743,204)                0
General and                  (501,125)               (458,728)             (1,198,872)         (902,244)
Administrative
Other Income (Expense),         9,704                       0                  29,458             1,895
Net
Interest (Financial Expense), (25,322)                       0                 (61,453)                0
Net                          ---------               ---------              ----------        ----------

Income Before Income
Taxes, Minority Interest      912,784               1,097,968               3,578,616         3,422,484
and Extraordinary Gain

Provision for Income Taxes   (243,590)                (93,327)               (454,496)         (298,051)
                            ---------               ---------              ----------        ----------
Income Before Minority
Interest and                  669,194               1,004,641               3,124,120         3,124,432
Extraordinary Gain

Minority Interest            (250,465)                      -                (354,421)                -

Income Before                 418,729               1,004,641               2,769,699         3,124,432
Extraordinary Gain

Extraordinary Gain, net             0                       0               4,013,692                 -
                            ---------               ---------              ----------        ----------

Net Income Available for  $   418,729         $     1,004,641       $       6,783,391   $     3,124,432
Common Stockholders         =========               =========              ==========        ==========

Net Income Per Common     $      0.02         $          0.05       $            0.14   $          0.16
Share-Basic and Diluted:    ========                =========              =========         ==========


Weighted average common
shares outstanding-basic   19,930,000              19,930,000              19,930,000        19,930,000
and diluted                ==========              ==========              ==========        ==========

             See condensed notes to the financial statements.

                              SCORE ONE, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (Unaudited)

                                                    Nine Months Nine Months
                                                       Ended       Ended
                                                      9/30/01     9/30/00
Cash Flows From Operating Activities
Net Income                                                    $           $
                                                      6,783,391   3,124,432
Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities
   Depreciation and Amortization                      1,500,988     737,002
   Minority Interest                                    354,421           0
   Gain on Disposal of Shares in Subsidiary         (4,013,692)           0
   Deferred Income Taxes                              2,015,000      39,593
   Changes in Assets and Liabilities
      (Increase) Decrease in
         Accounts Receivable                        (2,748,120)     353,148
         Other Receivables, Deposits, and             3,037,982     424,562
Prepayments
         Inventories                                  (156,768)   (106,478)
         Accounts Payable                             1,449,364   (748,624)
         Other Payables and Accrued Expenses          (854,914)   (160,845)
         Income Taxes Payable                         (887,652)     236,873
                                                       -------     --------
   Total Adjustments                                  (303,391)     775,231
                                                       -------     --------
Net Cash Provided By Operating Activities             6,480,000   3,899,663

Cash Flows From Investing Activities
   Acquisition of Plant and Machinery                 (703,805) (1,563,814)
   Related party Loans                                  (5,961) (1,195,882)
   Purchase of Subsidiary                          (10,037,214)           0
   Disposal of Subsidiary                             4,615,384           0
                                                       --------    --------

Net Cash Used In Investing Activities                (6,131,596) (2,759,696)


Cash Flows From Financing Activities
   Bank Overdraft                                            43          0
   Dividends Paid                                             0   (959,172)
                                                        -------   --------
Net Cash Provided By (Used In) Financing                     43   (959,172)
                                                        -------   --------

Activities
Increase in Cash and Cash Equivalents                   348,447     180,795
Cash and Cash Equivalents, Beginning of Period          239,909     114,171
                                                        -------    --------
Cash and Cash Equivalents, End of Period               $588,356   $ 294,966
                                                        =======    ========

The accompanying notes are an integral part of these financial statements.

                              SCORE ONE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2001

BASIS OF PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the seven months ended December 31, 2000. On January 23, 2001, the Company elected to change its fiscal year end from May 31 to December 31.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other Financial information appearing elsewhere in this document. In Addition to historical information, the following discussion and other Parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-Looking statements. Such statements are subject to certain risks and Uncertainties, which could cause actual results to differ materially From those projected due to a number of factors beyond the company's Control. The company does not undertake to publicly update or revise Any of its forward-looking statements even if experience or future
Changes show that the indicated results or events will not be Realized. Readers are cautioned not to place undue reliance on these Forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the company's Discussions regarding the various factors, which affect its business, Included in this section and elsewhere in this report.

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


RESULTS OF OPERATIONS

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month period and nine-month period ended September 30, 2001 and September 30, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:


----------------------------------------------------------------------------------------
                                  Three-month period ended     Nine-month period ended
                                      September 30                   September 30
(US dollars in thousands)             2001        2000            2001           2000
                                  ------------------------------------------------------
Revenue                                8,569      5,552           21,416         15,338
     Cost of Sales                    (6,520)    (3,981)         (15,747)       (10,982)
                                       -----      -----           ------         ------

Gross Profit                           2,049      1,571            5,669          4,356
     Gross Profit Margin                23.9%      28.3%            26.5%          28.4%

Other Income/(Expenses)                    9         --               29              2
Interest Income/(Expenses)               (25)        --              (61)            --
Amortization of Goodwill                (557)        --             (743)            --
Selling Expenses                         (62)       (14)            (117)           (32)
General and Administrative Expenses     (501)      (459)          (1,199)          (902)
                                       -----      -----           ------         ------

Income before Income Taxes               913      1,098            3,578          3,422
     Income Taxes                       (244)       (93)            (454)          (298)
                                       -----      -----           ------         ------

Income after Income Taxes                669      1,005            3,124          3,124
     Minority Interest                  (250)        --             (354)            --
                                       -----      -----           ------         ------

Net Income                               418      1,005             2,770         3,124
     Earning per shares (US$)           0.02       0.05              0.14          0.16
Extraordinary Gain on Disposal            --         --             4,014            --
----------------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT MARGIN

     Total revenue for the three-month period ended September 30, 2001 increased by US$3.0 million or 54.3% to US$8.6 million, compared to US$5.6 million for the corresponding period in year 2000. During the three-month period ended September 30, 2001, the Company has provided discounts to loyal customers in order to retain its market domination in Southern China, as well as continue to expand its customer base. The Company also provides value-added services to its clients, the circuit-on-board service, to improve its gross profit margin in this highly competitive industry. Due to these adjustments, the total revenue for the three-month period ended September 30, 2001 increased accordingly, as compared to the same corresponding period in 2000 when the Company concentrated mainly on the traditional phenol based single and double-sided PCBs with relatively inflexible pricing strategies.

     Total revenue for the nine-month period ended September 30, 2001 increased by US$6.1 million or 39.6% to US$21.4 million, compared to US$15.3 million for the corresponding period in 2000. The increase was primarily the results of the implementation of a relatively flexible pricing strategy, the shifting its focus on high margin products and on providing value-added services.

     The decrease in average gross profit margin from 28.3% for the three-month period ended September 30, 2000 to 23.9% in year 2001 was the result of providing discounts to loyal customers and increasing competition in the PCB industry in this downturn economy, which was partially offset by the entrance into higher profit margin PCBs market and providing additional value-added services to the clients during last three quarters.


OTHER INCOME/(EXPENSES)

     Other expenses during the three-month period ended September 30, 2001 Were US$9,000, compared to none for the same corresponding period in 2000. During the nine-month period ended September 30, 2001, other income was US$29,000, compared to other income of US$2,000 for the corresponding period in year 2000. The majority of the other income was generated from the sale of scraps resulted from the production processes.


INTEREST (FINANCIAL) EXPENSES

     Interest expenses during the three-month period and nine-month period ended September 30, 2001 were US$25,000 and $61,000, compared to none for the same corresponding periods in year 2000. Interest expenses incurred during the said period were the result of interests and bank charges spent on maintaining the revolving over-draft banking facilities for the provision of working capital flexibility. The Company maintained no outside debt and did not have any interest expense on long-term debt facilities.


SELLING EXPENSES

     Selling expenses increased by approximately US$48,000 or 342.9% to US$62,000 for the three-month period ended September 30, 2001 and increased by approximately US$85,000 or 265.6% to US$117,000 for the nine-month period ended September 30, 2000. The increase in laboratory testing, custom declaration costs, and transportation related costs contributed to the majority of the increase in selling expenses for the past three quarters.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increase by approximately US$42,000 or 9.2% to US$501,000 for the three-month period ended September 30, 2001 from US$459,000 for the same corresponding period in year 2000. The following events occurred during the three-month period ended September 30, 2001 contributed to the majority of the overall increase in general and administrative expenses:

     (a) Provision of Business Tax - The provision of business tax in the amount of US$122,000 was recorded during the three-month period ended September 30, 2001, compared to none for the same corresponding period in year 2000. This provision was made for a wholly owned British Virgin Islands' subsidiary of the Company.

     (b) Auditors' Fee - This fee increased by approximately US$51,000 for the three-month period ended September 30, 2001 as compared to none for the corresponding period in year 2000. This was the result of additional fees spent on independent auditor's work for the review of quarterly reports during the period. The Company has changed its accounting policy to reflect such fees on a quarterly basis in year 2001 rather than to show a year-end one-time entry/adjustment as in year 2000.
     (c) Staff Salaries and Allowances and Directors' Remuneration - During the three-month period ended September 30, 2001, a total of US$216,000 was recorded, an increase of US$63,000 over the same corresponding period in year 2000. The Company has changed its accounting policy to reflect directors' remuneration on a quarterly basis in year 2001 rather than to show a year-end one-time entry/adjustment as in year 2000.

     General and administrative expenses increase by approximately US$298,000 or 32.9% to US$1,199,000 for the nine-month period ended September 30, 2000 from US$902,000 for the same corresponding period in year 2000. The following events occurred during the nine-month period ended September 30, 2001 contributed to the majority of the overall increase in general and administrative expenses:

     (a) Provision of Business Tax - The provision of business tax in the amount of US$229,000 was recorded during the nine-month period
          ended  September   30,  2001,  compared  to  none  for  the  same
          corresponding period in year 2000. This provision was made for a wholly owned British Virgin Islands' subsidiary of the Company.

     (b) Staff Salaries and Allowances and Directors' Remuneration - During the nine-month period ended September 30, 2001, a total of US$461,000 was recorded, an increase of US$136,000 over the same corresponding period in year 2000. The Company has changed its accounting policy to reflect directors' remuneration on a quarterly basis in year 2001 rather than to show a year-end one-time entry/adjustment as in year 2000.

     (c) Auditors' Fee - This fee increased by approximately US$63,000 to US$96,000 for the nine-month period ended September 30, 2001 as compared to US$33,000 for the corresponding period in year 2000. This was the result of additional fees spent on independent auditor's work for the review of quarterly reports during the period. The Company has changed its accounting policy to reflect such fees on a quarterly basis in year 2001 rather than to show a year-end one-time entry/adjustment as in year 2000.

     (d) Loss on Exchange - During the nine-month period ended September 30, 2001, a total of US$39,000 was recorded as loss on exchange, compared to none for the same corresponding period in year 2000. This loss was the result of using a high exchange rate (US$/HK$) of 7.8 rather than 7.75 to better reflect the current exchange rate market situation in the region.

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


NET INCOME AND EARNING PER SHARES

     For the three-month period ended September 30, 2001, net income decreased by US$587,000 or 58.4% to US$418,000, compared to US$1,005,000 for the corresponding period in year 2000. For the nine-month period ended September 30, 2001, net income decreased by US$356,000 or 11.4% to US$2.8 million, compared to US$3.1 million for the same period in year 2000. The decrease was the result of providing discount to loyal customers that was offset by the demand for higher margin PCBs of the consumer electronics and telecommunication products and addition of value-added services.


     Earning per shares for the three-month period ended September 30, 2001 decreased approximately by US$0.03 or 60% to US$0.02, as compared to US$0.05 for the corresponding period in year 2000. For the nine-month period ended September 30, 2001, earning per shares decreased approximately by US$0.02 or 12.5% to US$0.14, as compared to US$0.16 for the same corresponding period in year 2000.


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


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were US$588,000 as of September 30, 2001. This represents an increase of US$348,000 as compared with the cash balance as of December 31, 2000. The increase was primarily due to cash provided by operating activities, which was partially offset by capital spending for purchase of equipment, capital for acquisition of a subsidiary, and repayment of short-term overdraft banking facilities.

     Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits:

             None

         (b) Reports on Form 8-K:

             None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SCORE ONE, INC.


Date:  November 19, 2001               By:  /S/ WING CHEONG HO
                                            ---------------------------
                                       Name:  Wing Cheong Ho
                                       Title:  President