Form 10KSB
period 2001-12-31
SCORE ONE INC
filed 2002-04-16
CIK 1090062

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    _________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _________________

                        Commission file number: 000-26717

                                 _______________


                                 SCORE ONE, INC.

                 (Name of Small Business Issuer in Its Charter)

                  Nevada                                                   88-0409164
(State or Other Jurisdiction of Incorporation)                (I.R.S. Employer Identification No.)

                       Unit 2, 34th Floor, Cable TV Tower
                                9 Hoi Shing Road
                              Tsuen Wan, Hong Kong
               (Address of Principal Executive Offices)(Zip Code)

                                011-852-2406-8978
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.001

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year: $28,435,691

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity is sold, or the average bid and asked price of such common equity, as of a specified date within the past 60. days (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 10, 2002 the aggregate market value held by non-affiliates was $5,729,875.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 2002 there were 249,128 shares of Common Stock issued and outstanding.

                                     PART I

     Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "will," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 1-Business," and Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" that could cause our future results to differ materially from historical results or those anticipated or projected and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance.

     The information set forth in this Annual Report on Form 10-KSB with respect to the outstanding capital stock of Score One, Inc. has been adjusted to give effect to a 1.65 for one forward stock split undertaken March 14, 2000 and a one for 80 reverse stock split undertaken on January 11, 2002.

     All references in this Report to dollars shall mean US dollars. References to HK$ shall mean Hong Kong dollars and references to RMB shall mean Renminbi, the currency of the Peoples' Republic of China ("China").

Item 1.   Description of Business.

Summary

     Score One, Inc. ("Score One") is a holding company which, through its subsidiaries (Score One and its subsidiaries and predecessors are collectively referred to as "we" or the "Company"), is principally engaged in the manufacture of printed circuit boards, or PCBs, in China and the sale of PCBs to Hong Kong's consumer electronic products manufacturers with production facilities located in China. PCB's are the basic platforms used to interconnect electronic components and can be found in virtually all electronic products. Our products cover various types of PCBs, such as carbon through hole paper phenolic PCBs, single side PCBs with carbon jumper, paper phenolic double side plate through hole PCBs, high density PCBs and mylar PCB (carbon/silver paste). Our products are mainly used in calculators, remote controls, portable game sets, watches, databanks, personal digital assistants ("PDAs"), MP3 players, digital cameras and telecommunication products. During each of the last two years all of our products were sold to customers in Hong Kong with production facilities in Guangdong Province, China.

     For the year ended December 31, 2001, sales generated from the manufacture and sale of PCBs, such as carbon through hole paper phenolic PCB, single side PCB with carbon jumper, paper phenolic double side plate through hole PCB, high density PCB (double sided with width of circuit lines and size of through holes minimized to 8 micron and 30 micron respectively), mylar PCB (carbon/silver paste) and copper clad laminated sheets, accounted for approximately 49.34%, 16.6%, 10.0%, 13.4%, 2.0% and 8.6% of the our revenues, respectively.

     In addition, in May 2001, we acquired Jiangyin Jintai Laminated Board Co. Ltd. (formerly known as Jiangyin Kaicheng Copper Clad Laminated Sheet Co. Ltd.), which manufactures and sells copper clad laminated sheets which are used in the manufacture of PCBs.

     We believe that our principal strengths are:

     . Our ability to develop and provide various types of PCBs that meet customers' demands, with strict quality control in compliance with ISO 9002 standards;

     . Our experienced engineering staff and skilled workforce and our research and development capability, which enables us to respond quickly to changes in technology and trends in the PCB industry;

     . The experience of our management team in the manufacture and sale of PCBs; and

     . Our well established relationships with customers and suppliers, most of whom have had a business relationship with the Company for more than two years.

History

Score One

     Score One, Inc. was originally formed as a Nevada corporation under the name Aloha "The Breath of Life" Foundation, Inc., in June 1996 for the purpose seeking a favorable business opportunity. Its name was changed to Score One, Inc. on October 13, 1998. Our executive offices are now located at Unit 2, 34/th/ Floor, Cable TV Tower, 9 Hoi Shing Road,

Tsuen Wan, Hong Kong (Telephone: 011-852-2406-8978; Facsimile:
011-852-2406-9252). Until April 10, 2002, Score One had no active business operations.

Acquisition of Advanced Technology International Holdings Limited

     On March 24, 2000, pursuant to a Share Exchange Agreement (the "Share Exchange Agreement") by and among Score One, Ken Kurtz, Advanced Technology International Holdings Limited ("Advanced Technology") and I.World Limited ("I.World"), the sole shareholder of Advanced Technology, Score One acquired all of the issued and outstanding shares of common stock of Advanced Technology (the "Advanced Technology Common Stock") in exchange for 16,300,000 shares of common stock of Score One ("Score One Common Stock") which were issued to I.World (the "Acquisition"). As a result of the Share Exchange Agreement, I.World acquired approximately 82% of the outstanding shares of Score One Common Stock. The amount of consideration for the shares of Advanced Technology Common Stock was determined through negotiations between the management of Score One and Advanced Technology.

     In connection with the Acquisition, the incumbent officers and directors resigned and the current officers and directors of Score One took their place.

History of Advanced Technology International Holdings Limited

     Our operations began in May 1991 when Advanced Technology's predecessor was formed by Wing Cheong Ho, the Chairman of Score One, and his spouse as a Hong Kong partnership under the trade name of Fortune (Conductive Carbon) PCB Factory ("Fortune"). Fortune contracted with a Chinese electronic component manufacturer in Fu Tian, Shenzhen, China for the manufacture of PCBs. At its inception, our predecessor was principally engaged in the manufacture and sale of carbon through hole paper phenolic, PCB and single side PCB with carbon jumper.

     In March 1994, our predecessors entered into a cooperative joint venture agreement with Dongguan Dalingshan Eastern Industrial Development Company ("Dongguan Eastern") under the name Dongguan Fortune Circuit Factory Co., Ltd. ("Dongguan Fortune") to manufacture PCBs. As a result of the joint venture, in mid 1994 our production facilities were relocated to the present location in Dongguan Dalingshan. The new factory was approximately 3,668 square meters and currently employs approximately 627 workers. A major break through for the business came in 1996 with the launch of the double-sided conductive carbon PCB. We were one of a small number of manufacturers in China to use conductive carbon as material in the manufacturing process. As a result, the cost of sales for double sided PCBs decreased, thereby significantly increasing our operating profit margins.

     Advanced Technology was incorporated in November 18, 1998 in the British Virgin Islands under the name of Modern Frame International Limited. Modern Frame International Limited changed its name to Advanced Technology International Holdings Limited on December 23, 1999. In 1999, Advanced Technology became the holding company for our operating subsidiaries.

Acquisition of World Top Development Limited

     On May 31, 2001, Advanced Technology purchased from Mr. Shum Kai Tong all of the issued and outstanding stock of World Top Development Ltd. ("World Top"), a British Virgin Islands company, for HK$90,000,000. World Top is a holding company which in turn owns the holding company King Peace Ltd. ("King Peace"), a Hong Kong company, which in turn owns Jiangyin Jintai Laminated Board Co. Ltd., (formerly known as Jiangyin Kaicheng Copper Clad Laminated Sheet Co. Ltd.) ("Jiangyin"), a wholly foreign owned enterprise established in China, the principal activities of which are the manufacture and sale of copper clad laminated sheets. HK$36,000,000 of the purchase price was paid out of the proceeds of a placement of shares of a subsidiary of Score One. HK$40,800,000 of the purchase price was paid by Advanced Technology out of working capital and HK$13,200,000 is rescheduled to be paid in April 2002. Jiangyin has been one of Advanced Technology's suppliers. For the three years ended December 31, 2001, total purchases by Advanced Technology from Jiangyin were in the amounts of $40,767,000, HK$6,928,000 and HK$12,700,000, respectively.

Recent Developments

     In March 6, 2002, we completed a corporate reorganization of our subsidiaries in preparation for a listing of the shares of our subsidiary, Fu Cheong International Holdings Ltd. ("Fu Cheong"), on the Hong Kong Stock Exchange. Fu Cheong was formed as a subsidiary of Advanced Technology for the purpose of owning the Company's operating subsidiaries. On March 27, 2002 Fu Cheong successfully completed an underwritten initial public offering in Hong Kong of 300,000,000 of its shares of common stock at a price of HK$0.20 per share. In connection with the offering, Fu Cheong also obtained a listing for its shares on the Main Board of the Hong Kong Stock Exchange. After the completion of the offering, Score One beneficially owns, through Advanced Technology, 696,000,000 shares, representing 58% of the common stock of Fu Cheong.

Industry Overview

         The information presented in this section is identified as having been extracted from official and unofficial publications available to us and has not been prepared or independently verified by us.

The Electronics Industry in Hong Kong

         We are principally engaged in the manufacture of PCBs in China and the sale of PCBs to Hong Kong based consumer electronic products manufacturers with production facilities located in China. Our product range consists of:

         .  carbon through hole paper phenolic PCB;

         .  single side PCB with carbon jumper;

         .  paper phenolic double side plate through hole PCB;

         .  high density PCB; and

         .  mylar PCB (carbon/silver paste).

         According to the Hong Kong Trade Development Council, Hong Kong is a major world center for the manufacture of all types of PCBs, and many companies manufacture products, on a custom-made basis, for American, European and Japanese companies. One of the factors which contributes to the success of the Hong Kong electronics industry is efficient management. Faced with fast changing markets, Hong Kong companies emphasize quick response to ensure effective marketing services to their customers. This is accomplished through the close monitor of changing product trends. Moreover, due to the growing concern of quality conscious buyers, more and more companies have strengthened their quality assurance systems. This is evidenced by a growing number of Hong Kong companies certified as complying with the standard of ISO 9000 series. In addition, in order to respond to these competitive pressures and differentiate their products from their competitors, many Hong Kong manufacturers compete by offering value-added enhancements to their products such as product design and development capability.

         Approximately 40% of Hong Kong's electronics exports are finished goods, the majority of which are consumer electronics products for domestic and personal use. In 1998, Hong Kong was the world's largest exporter of calculators and radios. Other major export items include electronic watches, cassette recorders, compact disc players, stereo equipment, televisions and peripherals, corded and cordless telephones, desk-top, note book and palm-top computers, electronic games and electronic translators and PDAs. Parts and components constitute the balance of Hong Kong's electronics exports, the largest export item of which is parts and accessories for computers. Other export items include parts and accessories for telecommunications equipment, audio visual equipment and calculators, as well as other components like PCB transformers, liquid crystal displays and resistors.

         As a result of the robust world electronics market, Hong Kong's electronics exports surged by approximately 28% to approximately $553 billion in 2000. Exports of audio-visual ("AV") equipment surged by approximately 30%, while sales of information technology ("IT") and telecom equipment expanded by approximately 21%, largely as a result of the strong demand for digital products and sustained popularity of the Internet. Concurrently, exports of electronic parts and components increased rapidly, due to the continued revival in overseas electronics production, as well as increased outward processing activities in China. Exports of electronic toys and games and electronic watches and clocks also rebounded by 6% and 2% respectively, while exports of household electrical appliances increased by 9% after years of decline.

         Fueled by a strong United States economy in the 90's, electronics exports to the United States market grew rapidly by 21%. Despite intense competition, exports of IT and telecom equipment grew by 11% and 21%, respectively. Sales of AV equipment also increased by 36%, mirroring the robust demand for digital gadgets and digital products for home entertainment. Concurrently, sales of electronic watches and clocks and electronic toys and games expanded by 4% and 12%, respectively, while those of household electrical appliances grew by 9% amid the robust United States consumer market.

         European Union. Although European currencies were generally weak in 2000, Hong Kong's electronics exports to the countries of the European Union increased by 18% during the same period in 2001. As a result of increasing IT applications in Europe, sales of IT and telecom equipment grew by 10% and 37%, respectively. Facilitated by the stimulus from digital products, exports of AV equipment rebounded by 29%. However, exports of electronic watches and clocks and electronic toys and games were stagnant, due partly to downward price pressures stemming from intensified competition in the European retail market.

         Asia. Hong Kong's electronics exports to Asia, consisting mainly of parts and components, were propped up by the robust export production in the region. Primarily due to high demand in China, Hong Kong's exports of parts and components surged by 51% in 2001. On the whole, however, total electronics exports to China grew at the lower rate of 42%, due to the less robust performance of finished electronic items like AV products and electronic toys and games, which accounted for 19% of the total exports. This slow growth was compounded by the 11% decline in exports of household electrical appliances, a reflection of keen competition from local Chinese enterprises.

         Amid the slow down in the US economy in 2001, cuts in interest rates (both in the US and Hong Kong) and the rapidly changing exchange rate situation between the world's major currencies, Hong Kong's electronics exports grew by the slower rate of 3% during the period from January 2001 to July 2001, after an increase of 28% in the same period in 2000. Exports of consumer electronics like AV equipment and parts, electronic toys and games and electronic watches and clocks declined by 6%, 12% and 6%, respectively, in the first seven months of 2001. During the same period, however, sales of telecom equipment and parts (including mobile phones) continued to expand by 11% and 9%, respectively, mainly due to the continued popularity of telecom applications.

         China. With China's admission to the World Trade Organization ("WTO"), it is expected that the resulting market liberalization on the mainland will have a deep impact in Hong Kong. Additionally, China has committed to participate in the Information Technology Agreement ("ITA"), eliminating its import tariffs on two-thirds of the ITA products by January 1, 2003 and another one-third by January 1, 2005. China has already started to adjust its tariffs downwards on certain ITA and other electronics imports. In addition, China has also set up a schedule to gradually phase out the import quotas on certain electronics products.

         Moreover, it is expected that Hong Kong's penetration into the Chinese market will be aided further by China's commitment to liberalize its trading and distribution sectors. In particular, it is anticipated that Hong Kong companies will be free to market their parts and components to mainland enterprises, as they will be allowed to establish sales offices and agency networks on the mainland. This is critical to the parts and components business, which relies heavily on engineers and agents to provide on-site technical services to organizational buyers, especially the design houses and semi-finished/finished goods manufacturers.

         In addition, it is expected that Hong Kong's electronics manufacturers will benefit from China's commitment to the liberalization of telecommunications and Internet service sectors. In recent years, the demand for such services has grown at a fast pace, as major telecommunications players have lowered their fees in advance of the liberalization. In light of these changes, the demand for relevant telecommunications equipment, such as mobile phones, is expected to grow robustly, benefiting Hong Kong manufacturers selling to the mainland.

Future Prospects

         PCB fabricators are being pressed to satisfy the demand for even greater circuit densities. This demand will increase as electronic devices become smaller and integrate multiple functions. For example, the development of "3-G," the third generation of mobile communications products and PDAs represent a multi-billion dollar business for PCB manufacturers and suppliers to the PCB industry.

         Another business trend today is globalization. The PCB industry, like most industries today, is no longer influenced by only local or national issues. A PCB manufacturer not only competes with the plant down the street, but must also compete with PCB manufacturers from around the world. OEMs are able to have designs built anywhere in the world, and they are choosing to send more and more of those designs to low-cost PCB manufacturing facilities. To lower production costs, there is a general trend for manufacturers to relocate their production facilities to China and southeast Asian countries such as Malaysia and Thailand. The emergence of these large, capable facilities in low-labor-cost countries creates market expectations for low priced, higher technology PCBs, creating the belief among western investors that their futures lie in establishing plants in these countries.

         In response to the growing trend of technological advances and globalization, most Hong Kong PCB manufacturers have upgraded their production facilities and have already relocated the labor-intensive production processes to China to maintain their cost competitiveness. Their Hong Kong offices are mainly responsible for product development, quality control, management, marketing and logistic support. Yet there are a number of companies still maintaining the high value-added and/or capital-intensive production in Hong Kong, one such example is the production of integrated circuits ("ICs") packaging, production of multi-layer PCBs, manufacturing of flexible substrates for IC assembly and PCB assembly by surface mount devices for high-value products.

         Apart from focusing on controlling and reducing costs, PCB manufacturers also need to focus on improving customer service, assuring and improving quality. Looking into the future, the trend of globalization, OEM demands, technology advances, information bottlenecks, pressures for "faster, cheaper and better" PCBs are also challenges that PCB manufacturers need to face.

     We have based our production base in China since 1991 to reap the benefits of lower production costs. We believe that we have built our business relationships on and have the reputation with our customers for providing "just-in-time" deliveries and well-managed logistic/inventory management supply. We are in the process of acquiring additional machinery and equipment for the expansion of our manufacturing capacity for high density PCBs as they are used in compact and complex consumer electronics products such as MP3 players, PDAs and mobile phones. We believe that strong growth in worldwide sales of these consumer electronics products will continue, in particular, after China's admission into the WTO.

Turnover

         The following table shows a breakdown of our turnover by PCB products and copper clad laminated sheets for each of the three years ended December 31:

                                                                   December 31,
                                                            (dollars in thousands)

                                        1999     Percent of     2000     Percent of     2001     Percent of
Product Turnover                         ($)        Total        ($)        Total         $)       Total
Carbon through hole paper phenolic
PCB                                   14,035        65.0%      12,985      63.2%       14,039      49.4%
Single side PCB with carbon jumper     4,659        21.6%       3,758      18.4%        4,712      16.6%
Paper phenolic double side plate
through hole PCB                       1,642         7.6%       2,012       9.9%        2,842      10.0%
High density PCB                       1,151         5.3%       1,593       7.8%        3,815      13.4%
Mylar PCB
(carbon/silver paste)                    104         0.5%         143       0.7%          582       2.0%

Copper clad laminated sheets               -           -            -         -         2,436       8.6%
                                      -----------------------------------------------------------------
                                      21,591         100%      20,401       100%       28,426       100%
                                      ======       =====      =======     =====       =======     =====

Products

         A PCB is a flat plate or base of insulating material containing a pattern of conducting materials, which becomes an electrical circuit when components are attached and soldered to it. Our products can be approximately categorized into the following:

Carbon through hole paper phenolic PCB

         The carbon through hole paper phenolic PCB ("CHPP PCB") consists of one layer of circuits which is connected by carbon through a hole to the other side of circuits. The CHPP PCB is not easy to contaminate and is suitable for products that have key-pads. Our CHPP PCBs are mainly used in calculators, remote controls and portable game sets.

Single side PCB with carbon jumper

         The single side PCB with carbon jumper ("SS PCB") consists of paper phenolic and fabric glass laminate. The SS PCB has different kinds of circuit finishings such as gold plated, flux coated and hot air leveling. Our SS PCBs are mainly used in clocks, simple calculators and watches.

Paper phenolic double side plate through hole PCB

         The paper phenolic double side plate through hole PCB ("PPD PCB") is made of paper phenolic laminate and copper plated through hole. Our PPD PCBs are mainly used in calculators, timers and databanks.

High density PCB

         The high density PCB ("HD PCB") can accommodate more electronic circuitry in a smaller space. The high density PCBs produced by us are double-sided with the width of circuit lines and size of through holes minimized to 8 micron and 30 micron respectively. The HD PCB can reduce the size of PCBs, hence, improving the design and reducing the costs of production. The HD PCBs produced by us are used in high technology equipment including PDAs, MP3 players, digital cameras and telecommunication products.

Mylar PCB (carbon/silver paste)

         The basic substances comprising Mylar PCB (carbon/silver paste) ("MY PCB") are polyester and polymides. MY PCB circuits are either conductive carbon or silver paste. The MY PCBs produced by us are mainly used in mobile phones and calculators.

         In addition, Jiangyin is engaged in the manufacturing and sale of laminated sheets. At present, Jiangyin is able to provide only limited supply of laminated sheets with the standards that can match the requirements of our customers. We are in the process of undertaking a restructuring program to improve the existing operation and performance of Jiangyin. Jiangyin has supplied laminated sheets to Fu Cheong and its subsidiaries during the three years ended December 31, 2001. For the three years ended December 31, 2001, aggregate purchases made by Fu Cheong and its subsidiaries from Jiangyin amounted to approximately HK$40,767,000, HK$6,928,000 and HK$12,700,000, representing approximately 39.0%, 7.5% and 9.2%, respectively, of the purchases of Fu Cheong and its subsidiaries for these periods.

Production Facilities

         Dongguan Fortune Circuit Factory Co., Ltd. ("Dongguan Fortune") is our Chinese subsidiary which produces all of our products. Its production facilities are located at Dongguan Dalingshan, China. The production facility is operated pursuant to a cooperative joint venture agreement, dated March 30, 1994, by and between one of our Hong Kong subsidiaries, Fortune (Hong Kong) PCB Factory Company Limited ("Fortune (HK)") and Dongguan Eastern. Fortune (HK) is responsible for providing capital to operate the manufacturing facility and Dongguan Eastern is responsible for the provision of factory premises and staff quarters. Dongguan Fortune employs its labor in China directly and the labor cost is borne by Dongguan Fortune. Pursuant to a memorandum of understanding dated October 30, 2000, Dongguan Eastern receives a 20% profit share only if Dongguan Fortune has positive retained profits. The joint venture is for a term of 12 years, expiring on May 26, 2006, renewable six months prior to the expiration of its term by mutual agreement and subject to applicable governmental approvals. The joint venture may be terminated by either party prior to the end of the term upon six months notice with the approval of the other joint venture party. In addition, the termination also has to be approved by the applicable governmental authorities. Dongguan Fortune has obtained all the relevant approvals from Chinese governmental authorities with respect to its establishment and business operations.

         The factory premises and land are provided by Dongguan Eastern to Dongguan Fortune. Pursuant to the cooperative joint venture agreement dated March 30, 1994, the workers are employees of Dongguan Fortune. We provide the technological know-how for manufacturing PCBs.

Raw Materials

         The principal raw materials used in the manufacture of PCBs are laminated sheets, carbon ink and film. Our suppliers are mainly located in Hong Kong and Mainland China. Purchases of major materials are mainly on a confirmed order basis and the stock is tightly controlled.

         For the year ended December 31, 2001, the cost of raw materials accounted for approximately 83% of our cost of production. Our purchases are made in either Hong Kong dollars or Renminbi. Purchases are made on a letter of credit basis or on open credits averaging 120 days over the three years ended December 31, 2001. The management maintains a strict and prudent stock control system and makes provision for obsolete, excessive and damaged stocks when considered necessary. For the three years ended December 31, 2001, we did not make any provision for obsolete, excessive and damaged stocks. The following table shows the geographical breakdown of our raw material purchases for each of the three years ended December 31, 2001:

                                                          December 31,
                                                    (dollars in thousands)
Raw Material Purchases by        1999      Percent     2000     Percent     2001     Percent
Location                         (HK$)     of Total    (HK$)    of Total    (HK$)    of Total

---------------------------------------------------------------------------------------------
Hong Kong                        55,316       53.0%   59,221       63.8%    17,605    12.9%
China                            49,106       47.0%   33,567       36.2%    17,605    87.1%
                                -------      -----    ------      -----    -------   -----
Total raw material purchases    104,422        100%   92,788        100%   136,633     100%
                                =======      =====    ======      =====    =======   =====

Procurement

         Our purchasing department consists of 8 full-time employees in China. This department is responsible for placing orders with suppliers. We currently have approximately 26 major suppliers of our principal raw materials, most of which have a long business relationship with us, ranging from 3 years to 8 years. We typically purchase from China and Hong Kong suppliers the necessary raw materials and accessories which are then delivered to the factory in China for processing into finished products.

         We have established good working relationships with our suppliers and are generally granted an average credit term of 90 days by our suppliers. For each of the three years ended December 31, 2001, our five largest suppliers accounted for approximately 94.2%, 73.8% and 87.2%, respectively, of our aggregate cost of purchases and our largest supplier accounted for approximately 39.0%, 23.8% and 66.8%, respectively, of our cost of purchases. The purchases we made from our five largest suppliers increased by approximately 13.4%, from 73.8% in 2000 to 87.2% in year 2001. The increase was due mainly to the good relationships we have with our largest suppliers. For the three years ended December 31, 2001, one of the two newly introduced suppliers referred to above became our largest supplier. We maintain a business relationship with this supplier and the purchases made by us from this supplier have increased by approximately 43%, from 23.8% in year 2000 to 66.8% in year 2001. We source our raw materials from a few suppliers to take advantage of bulk purchase discounts. We do not anticipate any material difficulties in the sourcing of raw materials, accessories or finished products in the foreseeable future.

Manufacturing and Production

         Manufacturing operations carried out by us are capital intensive. Accordingly, clear operating procedures are in place to maintain production quality and achieve optimal utilization of production capacity in accordance with specifications determined by us. Mr. Wing Hung Ho, the Deputy Chairman of Fu Cheong and its subsidiaries, who is based in China, is responsible for overseeing the production process to ensure that processing and manufacturing are carried out in accordance with the customers' specifications.

         The duration of our production process from raw materials to finished goods normally takes approximately 5 to 10 days. The typical production process of carbon through hole paper phenolic PCBs is shown below:

                                    Board Cut

                                        .

                            Circuit Pattern Transfer

                                        .

                                 Circuit Plating

                                        .

                                 Circuit Etching

                                        .

                               Carbon Through Hole

                                        .

                             Carbon Circuit Printing

                                       .

                              Solder Mask Printing

                                       .

                                 Electrical Test

                                       .

                             Final Quality Checking

                                       .

                             Packaging and Dispatch

Quality Control

         In order to maintain our competitive edge, we put great emphasis on the quality control of our production process. Our quality control staff are involved in all phases of manufacturing to ensure the quality of our products.

         We have adopted a tight quality control structure starting from the preliminary stage of our production. All incoming raw materials are inspected by the In-Coming Quality Control ("IQC") section on a random basis before they are used in production. All work-in-process are subject to an on-process quality control. In-Process Quality Control ("IPQC") inspectors are stationed at every stage of the production process to ensure that defective items are detected and put to rework at the earliest possible opportunity. All the PCBs undergo a 100% function-test in the electronic-test section. After the function-test, IPQC inspectors will carry out visual checks on all PCBs and other tests such as hole size and position checking, solder mask test and out-line dimension inspection test will also be carried out. After conducting the above tests and inspections, the final audit section will make a final audit of PCBs in compliance with Acceptable Quality Level ("AQL") Standard Level II-0.65. All finished products are also inspected before packaging and delivery.

         We believe that the quality of our products is one of our key success factors. Our commitment to tight quality control has ensured a high degree of customer approval and we obtained ISO 9002 certification in March 2000.

Inventory Control

         We maintain a manual inventory system to keep up-to-date and accurate perpetual inventory records which include inventory quantities and movements. Our purchasing department is responsible for implementing inventory control and preparing and reviewing our production schedules. In discharging its functions, the purchasing department is required to collect information on sales orders from our sales department, coordinate with the corresponding production departments and review the stock levels on a regular basis and monitor the progress of production. Generally, our buffer stock is maintained at an approximately 10-day inventory level.

         At December 31, 2001, our normal stock level including raw materials and work in progress amounted to approximately $0.95 million. We did not experience any significant production interruption during the three years ended December 31, 2001. Our stock turnover for each of the three years ended December 31, 2001 was approximately 12 days, 15 days and 19 days, respectively. At the same time, we started to monitor our inventory level tightly and maintained a stock level for approximately 2 weeks consumption by implementing a "just-in-time" inventory policy through co-operation with our principal suppliers. For the three years ended December 31, 2001, we have made no provision for obsolete stock charged to our income statements.

Sales, Distribution and Marketing

         All of our major customers are Hong Kong consumer electronic product manufacturers which have production facilities located in Guangdong Province, China and sales to these customers are made in China. All of our sales were denominated in Hong Kong dollars. All of our products are delivered directly from Dongguan Fortune to the production facilities of our customers in China, in adherence with Chinese customs transference procedures. We believe that most of the consumer electronic products produced by our customers are ultimately exported to overseas markets.

         For each of the three years ended December, 2001, our five largest customers together accounted for approximately 22.7%, 28.9% and 31.6% of our turnover and the single largest customer of Fu Cheong and its subsidiaries accounted for approximately 5.3%, 7.0% and 7.4% of our turnover, respectively. We have been conducting business with these customers for more than three years and we believe that we have satisfactory business relationships with each of these customers.

         We carry out active marketing and put great emphasis on interaction with our customers in product development. The marketing activities carried out by Fu Cheong and its subsidiaries include:


         . conducting market research, including visiting potential and existing customers' production facilities in Guangdong Province, China, understanding the market trend for the consumer electronics industry and the recent development and business needs of our potential and existing customers;

         . developing product samples fitting the needs of our potential and existing customers;

         . liaising with the product development departments of our potential and existing customers to develop new consumer electronics products using our PCBs as one of our products' components;

         . liaising and agreeing on quality control parameters with our customers;

         . following up with the production schedule, reviewing quality control reports provided by Dongguan Fortune and following up with the delivery schedules on behalf of those customers;

         . obtaining feedback from customers after deliveries of finished products; and

         . entertaining and maintaining close relationships with those customers.

         Fu Cheong and its subsidiaries currently employ a marketing team of six staff which is headed by Mr. Wing Cheong Ho, the Chairman of the Company. The marketing staff is based in China and divided into sub-teams by customer type.

         For the year ended December 31, 2001, most of our sales were substantially made on an open account basis with credit terms ranging from 30 days to 120 days. Our management closely monitors amounts due from our customers and will adjust the credit terms granted to our customers as appropriate. We generally grant 30 to 60 days credit to our customers, while a longer credit term may be granted to specific customers who have good repayment history and who have at least a two year relationship with us. Our management reviews the bad and doubtful debt position on a regular basis. Provision will be made on a specific basis following the identification of any doubtful debt. For the three years ended December 31, 2001, we only experienced bad debts of HK$1,542,000, HK$5,000 and zero in 1999, 2000 and 2001, respectively, representing approximately 0.92%, 0.003% and zero, respectively, of our turnover in these relevant periods. For the year ended December 31, 1999, approximately $1,500,000 of bad debt was attributable to the closure of a customer's business resulting from the Asian financial turmoil.

Research and Development

         We believe that product innovation through research and development is the key to survival and success in the fast growing and competitive markets for PCB products. We put great emphasis on research and development and regularly introduce new products and enhance the features of our existing products. We undertake the manufacture of PCBs for our OEM customers and receive regular orders from a number of electronics manufacturers for the assembly of their products, including computer peripheral, remote controls, game player sets, calculators, databanks, MP3 players, digital cameras and electronic calendars.

         Our research and development department consists of 22 employees in China and is headed by Mr. Wing Hung Ho, an executive Director. Mr. Wing Hung Ho has three years of relevant experience in the research and development field. His responsibilities included supervising and providing technical know-how to the product development department of Dongguan Fortune and aiding in the development of product samples tailored to the needs of our potential and existing customers. Mr. Wing Hung Ho is also responsible for resolving any of our quality and/or technical issues with principal suppliers. Our research and development expenses are mainly attributable to the salaries of the staff in the research and development department, the attrition of which accounted for less than 1% of our aggregate attrition during the three years ended December 31, 2001.

Environmental Protection

         We are subject to a variety of local and central government environmental laws and regulations relating to the storage, use, discharge and disposal of chemicals, solid waste and other hazardous materials used during our manufacturing processes, as well as air quality regulations and restrictions on disposal of waste water. If we violate any of the environmental laws, we can be held liable for damages and costs of remedial action and can also be subject to revocation of permits necessary to conduct our business. Any such revocations could effect the future profitability of our business or require us to cease or limit our production. Moreover, our failure to comply with any current or future regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or incur other significant expenses to comply with such laws or regulations. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with the violation of such laws. Changes or restrictions on discharge limits, emission levels, material storage or handling might require a high level of unplanned capital investment and/or relocation.

         The Dongguan Environmental Protection Bureau is the supervising authority of our production facilities in China. This authority conducts random inspections of our environmental protection measures to ensure that we comply with the relevant requirements. We have obtained a Permit for Disposal of Waste for our production facilities in Dongguan, China. We believe that we are in compliance with all relevant laws, regulations and requirements in relation to environmental protection under the jurisdictions in which we conduct our operations.

Competition

         The market for the manufacture and sale of PCBs in Hong Kong, China and Taiwan is highly competitive. We face competition from Hong Kong, Chinese and Taiwanese based businesses which mainly compete against us in terms of price and product quality. We believe that the establishment of production facilities comparable to ours would require significant capital investment. Apart from this, we do not consider that there is are significant entry barriers to the manufacturing of PCBs. However, we believe that we have a competitive advantage based upon the following principal strengths:

         . Our ability to develop and provide various types of PCBs that meet customers' demand, with strict quality control compliant with the standard of ISO 9002;

         . Our experienced engineering staff and skilled workforce and our research and development capability which enables us to respond quickly to changes in technology and trends in the PCB industry;

         . the experience of our management team in the manufacture and sale of PCBs; and

         . our well established relationships with customers and suppliers, most of whom have had a business relationship with us for more than two years.

Employees

         At December 31, 2001, we had 632 employees engaged in the following areas:


Employee Positions                            Hong Kong      China      Total
------------------------------------------------------------------------------

Sales and marketing                                   -          7          7
Finance, cost accounting and administration           5         12         17
Purchasing                                            -          8          8
Research and development                              -         22         22
Quality assurance                                     -        118        118
Manufacturing                                         -        460        460
                                              ---------  ---------  ---------

Total                                                 5        627        632
                                              =========  =========  =========

         We have never experienced any material labor disputes or shortages. We consider our relationship with our employees to be satisfactory. All Chinese factory workers are given on-the-job training.

         We believe our future success depends in large part upon the continued service of our key technical and senior management personnel and our ability to attract and retain technical and managerial personnel. None of our employees are subject to any collective bargaining agreements.

Item 2.   Description of Property.

          We maintain our executive offices and warehouse space at premises leased by Advanced Technology, and located at Unit 2, 34th Floor, Cable TV Tower, 9 Hoi Shing Road, Tsuen Wan, Hong Kong. This lease is for a term of two years, expiring on July 31, 2002.

         The production facilities for Dongguan Fortune, our Chinese subsidiary and the producer of all of our products, are located in Dongguan Dalingshan, China. The factory premises and land are leased by Dongguan Eastern to Dongguan Fortune. The factory has a total gross floor area of approximately 3,668 sq. meters. The factory is currently leased to us for a term of 12 years, expiring on March 29, 2006, at a monthly rent of RMB37,000, exclusive of management fees and other charges.

Item 3.   Legal Proceedings.

         We are not a party to any pending or, to our knowledge, any threatened legal proceedings which either individually or in the aggregate would have a material adverse effect on our business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, no matters were submitted to a vote of security holders through solicitation of proxies or otherwise.


                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

         Market Information. Our shares of common stock have been traded on the Over-the-Counter Bulletin Board ("OTCBB") and currently are trading under the symbol "SREA." There is no trading information available prior to April 2000. The following table sets forth the range of the high and low closing bid quotations for our common stock as quoted on OTCBB during the periods indicated. These quotations reflect inter-dealer prices without retail markup, mark-down or commission and may not represent actual transactions.

   Period                                        High                Low
                                                 ($)                 ($)
   ----------------------------------------------------------------------------

   Fiscal Year Ended December 31, 2001
        First Quarter .......................    82.5                30.0
        Second Quarter ......................    41.6                24.0
        Third Quarter .......................    42.4                22.8
        Fourth Quarter ......................    57.6                21.6

   Fiscal Year Ended December 31, 2000
        First Quarter .......................     0.0                 0.0
        Second Quarter ......................   430.0               200.0
        Third Quarter .......................   290.0                95.0
        Fourth Quarter ......................   135.0                37.5

        On April 10, 2002, the last reported sales price for our shares on the OTCBB was $23.0 per share.

        Dividends. For the period ended December 31, 1999 we declared a dividend of $1,000,477. For the period ended May 31, 2000, we declared and paid a dividend of $200,000 to Mr. Ho Wing Cheong, the sole stockholder of Advanced Technology. The previous public shell did not pay any dividends. The declaration of any future cash dividends will depend upon our earnings, if any, our capital requirements, the financial position of Score One and general economic conditions and other conditions.

Item 6.   Management's Discussion and Analysis or Plan of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Annual Report on Form 10-KSB.

        Over the past year the Company has been engaged in building shareholder value and increasing the Company's capacity for productivity. In March 2002, Fu Cheong successfully completed an underwritten initial public offering in Hong Kong and obtained a listing for its shares on the Main Board of the Hong Kong Stock Exchange. In addition to this success, Advanced Technology become the owner of King Peace and its factory situated in Shang Hai in mainland China, through the acquisition of its holding company, World Top, in May 2001.

        Fu Cheong will continue its focus on manufacturing PCBs. Turnover and gross profit in 2001 were $28.4 million and $7.7 million, respectively, increasing 39% and 42%, respectively, as compared with the same period of 2000. In the two months ending February 28,

2002 purchase orders have increased from 5% to 10% for various kind of PCB products as compared with the same period of 2000. Since the volume of electrical consumer product sales is decreasing, management has decided to focus more effort and resources on the production of high density PCBs and high electric resistance conductive carbon PCBs. The high electric resistance conductive carbon PCBs are used in game products such as Joy-stick and Playstation 2. We believe that toy and game markets will be one of the first sectors in the industry to recover first in 2002.

        Over the next year the Company plans to increase funding to King Peace in order to increase its profitability. King Peace business will focus on supplying materials to PCB factories. The downturn of the Asian economy, as well as in the global economy, in the year 2001 impacted many of our competitors, forcing some to close factories. However, the demand for PCB has seen an increase in the first quarter of 2002. We believe this increase will be reflected in higher sales for King Peace in 2002. Economic indicators show that the US and Asian economies are recovering and we anticipate that King Peace will benefit from these recoveries. Additionally, the recent admission of China as a member of the WTO has seen a greater number of corporations moving to set up factories in China to produce their electrical consumer products and directly supply the China market, particularly in the delta of the Yangtze River.

Nature of the Company's Present Operations

        The Company was incorporated in Nevada on June 7, 1996. Our shares are traded on the OTCBB in the United States.

         The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of Advanced Technology. The Company cannot ensure that it will be commercially or economically viable, business operation. It will face all of the risk inherent in a new business, the majority of which is beyond the control of the management of both of the Company and Advanced Technology.

Result of Operations

         The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the year ended December 31, 2001 and December 31, 2000. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto:


                                                  December 31, 2001                 December 31, 2000
                                             (U.S. dollars in thousands)
-----------------------------------------------------------------------------------------------------
Net sales                                               28,436                               20,401
     Cost of revenues                                  (20,714)                             (14,661)
                                                  ------------                        -------------
Gross profit                                             7,722                                5,740
     Gross profit margin                                  27.2%                                28.1%

Selling expenses                                          (158)                                 (45)
General and administrative expenses                     (1,778)                              (1,349)
Impairment loss - other investment                      (9,722)                                  --
                                                  ------------                        -------------
Amortization of goodwill                                (1,115)                                  --
                                                  ------------                        -------------
                                                  -------------------------------------------------

        Operating income (loss)                         (5,051)                               4,346
                                                  ------------                        -------------

Other income (expense)
        Interest income                                      2                                   --
        Other income                                        31                                    4
        Interest expense                                   (99)                                  (3)
                                                  ------------                        -------------
Total other income (expense)                               (66)                                   1
                                                  -------------------------------------------------

     Minority interest                                    (633)                                  --
                                                  ------------                        -------------

Net income (loss) from operations before
income taxes                                            (5,750)                               4,347

Provision for income taxes                                (615)                                (377)
                                                  ------------                        -------------
Income (loss) before extraordinary item                 (6,365)                               3,970

Extraordinary item, gain on sale of 20%
interest in subsidiary                                   4,013                                   --
                                                  -------------------------------------------------

Net income (loss) available to common
stockholders                                            (2,352)                               3,970
                                                  -------------------------------------------------

Basic and diluted income (loss) per share
     Income (loss) before extraordinary gain         $  (25.55)                          $    15.93
     Extraordinary gain                              $   16.11                                   --
                                                  -------------------------------------------------
Total                                                $   (9.44)                          $    15.93
                                                  -------------------------------------------------

Weighted average number of common shares
outstanding - basic and diluted                        249,198                              249,198
                                                  ------------                        -------------

     Note: the number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split on a 1 for 80 basis approved by the Board of Directors on January 11, 2002.

Revenue and Gross Profit Margin

         Total revenue for the year ended December 31, 2001 increased by $8,035,000, or 39.4%, to $28.4 million, compared to $20.4 million for the corresponding year in 2000. During the year ended December 31, 2001, the Company continued to shift its focus to high margin PCBs, which are expected to be the mainstream of the PCB industry for telecommunication products. New equipment has been purchased during the year for the production of "high density" double-sided PCBs, a new series of products that was introduced to clients during the second half of 2001. As a result, the total revenue for the year ended December 31, 2001 increased 39.4%, as compared to the corresponding year in 2000 when the Company concentrated mainly on the traditional single and double-sided PCBs.

         The decrease in gross profit margin from 28.1% for the year ended December 31, 2001 to 27.2% in year 2000 was the result of the continuous development of new and higher profit margin area of the PCBs market during the second half of 2001. Lower production cost was also a factor to a higher margin due to the bulk purchase of raw material at lower prices.

Other Income

         Other income during the year ended December 31, 2001 was $66,000, as compared with $1,000 in the corresponding year in 2000. This increase in income in year 2001, as compared to year 2002, was due to a decrease in interest expense in year 2001.

Selling Expenses

         Selling expenses increased by $113,000, or 251%, to $158,000 for the year ended December 31, 2001, as compared with the corresponding year in 2000. The increase in lab testing and shipping related expenses to ensure high quality control was the primarily result of the increase in selling expenses.

General and Administration Expenses

         General and administration expenses increased by approximately $429,000, or 31.8%, to $1,778,000 for the year ended December 31, 2001 from
$1,349,000 for the corresponding year in 2000. The following events occurring during the year ended December 31, 2001 contributed to the overall increase in general and administration expenses:

Business Tax

         Business tax increased by $127,976 for the year ended December 31, 2001, compared to the same year in 2000. The increase due to additional provision for business tax in which business tax has been made by the Company as a matter of prudence and future provision will be made until either there is a change in the mode of operation and/or there is a change in the tax regulatory regimes in China.

         The increase in general and administrative expenses was partly offset by various other decreases in the general and administration expenses, including staff allowances, local traveling expense and provision for doubtful debts.

Financial Expenses

         Financial expenses increased by $96,000, or 3200%, for the year ended December 31, 2001, as compared to the year ended 2000. These additional expenses were interest charges on bills payable.

Income Taxes

         The Company should not be liable to taxation in either Hong Kong or China, on the basis of the operation of the respective Company's subsidiaries which do not have a permanent establishment or mode of operations in China and are, therefore, not subject to taxation there and the Company's subsidiaries did not desire income in Hong Kong and are, therefore, not subject to Hong Kong Inland Revenue Tax. However, full provision for the potential Chinese tax liabilities in connection with Horn Kingdom has been made by the Company as a matter of prudence and the cumulative provision will not be written back in the foreseeable future. Further provision will be made in the future until either there is a change in the mode of operation of and/or there is a change in the tax regulatory regimes in China. The basis for income taxes are 5% on turnover for business tax and 10% on gross profit for income taxes.

Net Income/(Loss)

         For the year ended December 31, 2001, the Company incurred a net loss instead of net income as compared to year 2000. The net loss was the result of amortization of goodwill and impairment loss - other investment recognized for the year.

Earning Per Share

         Earning per share for the year ended December 31, 2001 was negative earning per share of $9.44, a decrease of $25.37 from the same corresponding year in 2000. The decrease was due to amortization of goodwill and impairment loss - other investment recognized for the year.

Twelve Month Period Ended December 31, 2001 Compared to Twelve Month Period Ended December 31, 2000

         The following data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company and notes thereto and other financial information included as part of this Annual Report on Form 10-KSB:

                                      Twelve Month Period
                                       Ended December 31,
                              2001                               2000
                                    (U.S. dollars in thousands)
--------------------------------------------------------------------------------
Sales revenue                28,436                             20,401
     Cost of sales          (20,714)                           (14,661)


Cash and Cash Equivalents

         Cash and cash equivalents were $566,449 as of December 31, 2001. This represents an increase of $327,000 from December 31, 2000. The increase, primarily due to increase in cash flow provided by financing activities, accounting for approximately $2.5 million as compared with the year ended December 31, 2000.

Balance Sheet Items

         Accounts receivable increased by $4,314,000 from $1,792,000 as of December 31, 2000 to $6,106,000 as of December 31, 2001. The increase was primarily due to a decrease in collections which resulted from the decline economy. Other payables have increased by $882,000 from $95,000 as of December 31, 2000 to $977,000 as of December 31, 2001. The increase in other payables was a result of increased in bank facilities in term of bill payable granted to the Company's subsidiary Fortune (HK) during the year of December 31, 2001. Taxes payable increased by $1,426,000, from$1,039,000 as of December 31, 2000 to $2,465,000 as of December 31, 2001. The increase was due to additional provision for business and income taxes for the year.

         The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest more funds in research for product development. The Company knows of no trends that are expected to effect the cost of labor or materials, and sales are expected to be stable over the next twelve months. Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities. At this time the Company has sufficient resources to meet its committments.

Factors That May Affect Our Future Results and Financial Conditions

         Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

Risks Relating to Score One

Reliance on key management

         Our success is, to a significant extent, attributable to the management skills and experience of Mr. Wing Cheong Ho and Mr. Wing Hung Ho and their well-established relationships with our customers and suppliers. Mr. Wing Cheong Ho is the key person responsible for our marketing functions and the establishment of business relationships with our customers, and he has over 11 years of experience in the manufacturing and sales of PCBs. Mr. Wing Hung Ho is the person responsible for our production and procurement functions and the establishment of business relationships with our suppliers, and has over 3 years of experience in the manufacturing and sales of PCBs and over 15 years of experience in production management in the manufacturing industry. The loss of the services of either of these key persons could have an adverse impact on our profitability.

Reliance on major suppliers

         For the three years ended December 31, 2001 we relied on five suppliers for the supply of raw materials for our PCBs. For each of the three years ended December 31, 2001, these five suppliers accounted for approximately 94.2%, 73.8% and 87.2% of our cost of purchases, respectively, and our largest supplier accounted for approximately 39.0%, 23.8% and 66.8% of our cost of purchases, respectively. For the three years ended December 31, 2001, Jiangyin, a wholly-owned subsidiary of Advanced Technology was one of our major suppliers and the aggregate purchases made by us from Jiangyin accounted for approximately 39.0%, 7.5% and 9.2%, respectively, of our purchases for these periods. Jiangyin is also the one of our top six suppliers for the three years ended December 31, 2001. As we have not entered into any long term supply contracts with these suppliers, any discontinuation of the supply of raw materials to us by any of these five suppliers or any increase in the prices of the raw materials supplied by them may have an adverse impact on our profitability.

Sustainability of profit margin

         For the three years ended December 31, 2001, the net profit margin achieved by Fortune and its subsidiaries was maintained at approximately 18.3%, 19.5% and 22.7%, respectively. This was due primarily to our ability to develop and provide a range of PCBs that meet our customers' demand, with strict quality control in compliance with the standard of ISO 9002. There is no assurance that our net profit margin could continue to be maintained at a similar level in the coming years if the cost of raw materials increases or market forces reduces the price at which we can sell our products.

         Score One incurred a net deficit for the year ended December 31, 2001 of $2,352, as compared to net income of $3,970 for the year 2000. The decrease is due to amortization of goodwill and impairment loss - other investment recognized for the year.

Potential product liability

         If the products manufactured and sold by us contain defects or errors which adversely affect the performance of such products, we may incur additional costs in correcting the defects and/or defending any legal proceedings and/or claims which may be brought by customers against us for damages. We do not maintain any insurance against product liability. Accordingly, we will not be covered or compensated by insurance in respect of losses, damages, claims and/or liabilities arising from or in connection with product liability or third party liability and any such damage award would have an impact on our profitability or, if such a claim was large enough, on our ability to continue as a going concern.

Research and development risks

         The major emphasis of our future strategy is on improving our existing products and developing new products. However, because there are so many uncertain factors such as rapid changes in market demands, unexpected delays in development and unanticipated increases in required investment, there is no assurance that any research project initiated by us can be completed within the anticipated time frame, or that the research results can be converted into production, or that the products will be well-received by our clients. Accordingly, there may be an adverse impact on our business if we are unable to cope with the rapid changes in market demands.

Reliance on the cooperative joint venture agreement which governs our only production facilities

         Our only production facility is located in China and is operated pursuant to a cooperative joint venture agreement with Dongguan Eastern. The term of the joint venture will expire on May 26, 2006. Dongguan Eastern may not comply with the terms and conditions of the cooperative joint venture agreement, and any material breach of the cooperative joint venture agreement by Dongguan Eastern may have an adverse impact on our performance and profitability.

RMB foreign exchange risks

         Since 1994, the Chinese government has abolished its two-tier exchange rate system between RMB and foreign currencies. In substituted a unified floating exchange rate system largely based on market supply and demand. Under such system, the People's Bank of China publishes a daily exchange rate for RMB based on the previous day's dealings in the interbank foreign exchange market. Under this unified floating exchange rate system, movements in the exchange rate of RMB against other currencies, such as the US dollar, are to a certain extent, subject to market forces. It is possible that RMB will be subject to appreciation or devaluation due to administrative or legislative intervention by the Chinese government or adverse market movements.

           During the three years ended December 31, 2001, our purchases were principally made in RMB and Hong Kong dollars. Purchases made in RMB and Hong Kong dollars represented approximately 36.2% and 63.8%, respectively, of our purchases for the year ended December 31, 2000, and 87.1% and 12.9%, respectively, of our purchases for the year ended December 31, 2001. While the exchange rate of RMB was fairly stable over the past few years against the Hong Kong dollar, our profitability may be adversely affected in the event of any fluctuations between the currencies in which part of our purchases are denominated.

Additional tax liabilities on subsidiaries

           Taxation in China. All of our sales were invoiced by Fortune (BVI) (and its predecessors) (the "Sales Company") in respect of PCB products manufactured by Dongguan Fortune during the three years ended December 31, 2001. The Sales Company did not have permanent establishment in China and, in view of its mode of operation, the sales and purchase contracts concluded with the Chinese entities were not subject to Chinese tax. The legal forms of business relationships between Dongguan Fortune and the Sales Company over the Track Record Period were that of inter-company sales of raw materials from the Sales Company to Dongguan Fortune for manufacturing of PCBs and inter-company purchases of finished PCB products by the Sales Company from Dongguan Fortune. After concluding the relevant sales orders, the Sales Company would place production orders with Dongguan Fortune. When the PCBs were produced, Dongguan Fortune would sell them to the Sales Company at a premium, calculated based on the value added and complexity of the production for each of the transactions, over the costs of materials used. The payment of the aforesaid sales and purchases between the Sales Company and Dongguan Fortune was made through inter-company current accounts. Finished products would be delivered at the customers' direction directly to their designated locations in China to be followed by Chinese customs transference procedures. The Sales Company would commission Horn Kingdom to render services of quality control, technical support and marketing. The fees for such services were calculated based on a prescribed percentage of the related sales of the Sales Company ranging from 5% to 25% determined based on the complexity of the production and the time involved. Such services were rendered to the Sales Company on an intermittent basis and involved staff of our subsidiaries paying short visits to China. The fees for such services were settled through inter-company current accounts.

         We have been advised by our Chinese legal advisers and reporting accountants that the mode of our operation of could be taken as a supportive basis for the claim of non-accessibility in respect of China taxation for the Sales Company and our other subsidiaries. However, since the placing of processing orders in China and/or the staff of Horn Kingdom travelling to China might be considered as carrying on business in China, full provision for the potential tax liabilities have been made as a matter of prudence when our results for the track record period were prepared. As a result, provision for Chinese tax has been made in our combined balance sheet as at December 31, 2001 in the amounts of HK$2.4 million and HK$4.79 million for Chinese corporate income tax and Chinese business tax, respectively. In the event China business and/or income taxes become payable, the maximum surcharge amounting to approximately HK$7.19 million, calculated at 0.2% per each overdue day up to 28th February, 2002, might be payable by us for late payment of taxes. The said surcharge had not been provided for as at December 31, 2001.

         Certain of our subsidiaries have not made any tax filings to any tax authorities in China. The tax regulatory regimes, the prevailing tax rates and the interpretations of any tax regulations by these authorities may change from time to time. Accordingly, any of such changes may have an impact on our tax provision, which may or may not be adequate. In the event that we are required to settle the tax liabilities or pay any surcharge described above, our working capital position would be adversely affected.

         Hong Kong Taxation. During the three years ended December 31, 2001, our effective tax rate was 9.3%, 10.7% and 16%, respectively. Hong Kong profits tax had been provided at the rate of 16% on the estimated assessable profit of Fortune (HK) arising in Hong Kong for the year ended December 31, 1998. The business and operation of Fortune (HK) ceased on December 31, 1998 and all of the business of Fortune (HK) transferred to Ford Reach. Ford Reach commenced business on January 1, 1999 and ceased its business with effect from September 30, 1999. The business was then transferred to Fortune (BVI). Although Ford Reach was incorporated in Hong Kong, it was arguable that Ford Reach's trading profits were sourced outside Hong Kong since its sales and purchase contracts were effected outside Hong Kong. A claim for 100% offshore profits was made by Ford Reach on February 9, 2001 to the Hong Kong Inland Revenue Department ("IRD") as the assessable profits of Ford Reach did not arise in or derive from Hong Kong pursuant to the Hong Kong Inland Revenue Ordinance. The documentary evidence in connection with the offshore claim as requested by the IRD has been submitted on June 27, 2001. As at the latest practicable date, Ford Reach has not received any indication from the IRD of its objection to the offshore claim lodged by Ford Reach. As the mode of operations of Fortune (BVI) was the same as Ford Reach, no tax filings were made by Fortune (BVI) to the IRD as the assessable profits of Fortune (BVI) did not arise in or derive from Hong Kong. In the event that IRD does not agree to the offshore claim lodged by Ford Reach and Hong Kong tax becomes payable by Ford Reach and Fortune (BVI), the estimated amount payable by Ford Reach, together with that of Fortune (BVI) which has the same mode of operations, will be approximately HK$7.19 million. As the 100% offshore claim lodged by Ford Reach has not been agreed in writing by the IRD and no tax filings were made by Horn Kingdom to the IRD, our profitability and working capital would be adversely affected in the event that Ford Reach, Fortune (BVI) and/or Horn Kingdom would be subject to Hong Kong profits tax.

Dividend policy

         For the three years ended December 31, 2001, the Company paid dividends in the amounts of approximately zero, $200,000 and $1,000,477, respectively, representing approximately 0%, 5% and 28% of the profit attributable to shareholders for the respective periods. The payment of these dividends was financed by our internal resources. These dividend payments should not be used as a reference for our future dividend policy and we may not pay any dividend in the future if the Board determines that earnings should be retained.

Credit risk

         For the three years ended December 31, 2001, all of our sales were made on an open account basis with credit terms ranging from 30 to 180 days and our average receivables were outstanding for 55 days, 32 days and 78 days, respectively. We attributed the recent slowdown in the collection of our account receivable balances as a result of the September 11, 2001 attacks in the United States which led to significant uncertainties in the US economy and slowdown of payment from our customers. There is no assurance that our financial position and profitability will not be adversely affected by any deterioration in the creditworthiness of our customers.

Recent acquisitions

     We acquired Advanced Technology, in March 2000; which in turn acquired World Top, a holding company for King Peace, owner of Jiangyin, manufacturer of copper clad laminated sheets and a supplier of Advanced Technology, on May 31, 2001. These transactions may not be as beneficial to us as we expect. If Advanced Technology and Jiangyin fail to perform as we expect, our investment may not yield adequate returns or we may lose our investment.

Volatility of stock price

     The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, during the past twelve months, the stock market, and in particular technology companies, have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

Low entry barriers

         For the year ended December 31, 2000, sales generated from the manufacture and sale of carbon through hole paper phenolic PCBs accounted for approximately 49.4% of our turnover. Given that the manufacturing of carbon through hole paper phenolic PCB does not require particular technology or skill and is at the lower end of the market, the entry barriers for new companies are comparatively low and it would not be difficult for new entrants to enter into the PCB manufacturing industry if they had the capital required to do so. In the event that the new entrants are able to compete with us in terms of pricing and quality, our performance and the profitability could be adversely affected.

Risks Relating to the Industry

Competition

         There are a number of companies involved in the manufacture and sale of PCB products in Hong Kong, China and Taiwan. We face competition from Hong Kong, China and Taiwan-based businesses which mainly compete against us based upon price and quality. If the competition intensifies and/or we are unable to match the product quality and pricing offered by our competitors, our business and profitability may be adversely affected.

Demands and uncertainties of the consumer electronics industry

         Our business depends on the development of the consumer electronics industry, which is subject to rapid technology changes, short product life cycles, intense competition and pricing and margin pressure. In addition, the consumer electronics industry has historically been cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. When these factors adversely affect our customers, demand for our products may also be adversely affected. In addition, in the event that we are unable to keep up with technological advancements of new innovative products, our profits may be adversely affected.

         Moreover, the level and timing of orders placed by our customers vary due to a number of factors, including customers' inventory policy, changes in customers' manufacturing strategies and variations in demand for customers' products due to, among other things, technological changes, new products introduction, product life-cycles, competitive conditions or general economic conditions. Given the nature of our business, which is subject to technological changes and changes in end-customer's tastes or needs from time to time, it is difficult for us to secure any long-term purchase orders or commitments from our customers. Accordingly, we must rely on the indications given by our customers through discussion with them to access the future volume of sales orders. We rely on our estimation of anticipated future orders volume when making commitments regarding the level of business that we will seek and the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to individual customers and generally affecting the customers' industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our released backlog at any time may be subject to cancellation or postponement without penalty. We cannot assure timely replacement of cancelled, delayed or reduced orders. If our customers reduce their orders as a result of the slowdown in the economy, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

Environmental matters

     We are subject to a variety of local and central government environmental laws and regulations relating to the storage, use, discharge and disposal of chemicals, solid waste and other hazardous materials used during our manufacturing process, as well as air quality regulations and restrictions on water use. If we violate any of the environmental laws, we can be held liable for damages and the costs of remedial actions and can also be subject to revocation of permits necessary to conduct our business. Any such revocations could require us to cease or limit our production. Moreover, our failure to comply with the present or future regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations. Environmental laws could become more stringent over time, impose greater compliance costs and increasing risks and penalties associated with violation of such laws. Changes in the restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or relocation of our operations.

Risks relating to China

Political and social considerations

     All of our production facilities are located in China. Our profitability may be adversely affected in the event of changes in China's political and social conditions and the policies of China's government such as introduction of measures to control inflation, changes in interest rates or method of taxation and the imposition of additional restrictions on currency conversion and foreign remittances.

Economic and legal considerations

     The economy of China has been transforming from a centrally planned economy to a market economy with socialist characteristics. There is no certainty that China's government program of economic reform will be maintained.

     Since China's adoption of the open-door policy in 1978, the trend of Chinese legislation has, on the whole, significantly enhanced the protection afforded to foreign investors in China. However, as China legal system matures, there can be no assurance that changes in its legislation or the interpretation of its legislation will not have an adverse effect on our business and prospects.

Legal system in China

     Since 1979, many laws and regulations addressing economic matters in general have been promulgated in China. Despite this activity in developing the legal system, China does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation these laws inconsistent. China's judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. China's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of China's laws may be subject to policy changes reflecting domestic political changes. As China legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 18 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in China. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

Item 7. Financial Statements


                        SCORE ONE, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                            Page


Independent Auditors' Report ............................................... 40

Consolidated Balance Sheets at December 31, 2001 and 2000 .................. 41

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000 ................................................. 42

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001 and 2000 ................................................. 43

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000 ................................................. 44

Notes to the Consolidated Financial Statements ............................. 45

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Score One, Inc.:

We have audited the consolidated balance sheets of Score One, Inc., a Nevada corporation, and subsidiaries ("the Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Score One, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/  Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 8, 2002

                        SCORE ONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                           (expressed in U.S. Dollars)

                                                                                               December  31,
                                                                                             2001        2000
Assets
Current assets:
   Cash and cash equivalents                                                             $   566,449   $  239,909
   Accounts receivable (net of allowance for doubtful accounts of $35,139 and $0
         at December 31, 2001 and 2000, respectively)                                      6,105,881    1,792,096
   Other receivables, deposits and prepayments                                               291,102        2,948
   Inventories (Note 2)                                                                      982,393      598,233
                                                                                         -----------   ----------
Total current assets                                                                       7,945,825    2,633,186

Plant and equipment, net (Note 3)                                                          3,654,060    3,227,815

Deposit on investment (Note 1)                                                                     -    3,380,645

Other investment (Note 1)                                                                    636,015            -
                                                                                         -----------   ----------

Total assets                                                                             $12,235,900   $9,241,646
                                                                                         ===========   ==========

Liabilities and stockholders'equity
Current liabilities:
   Short-term borrowings - bank (Note 4)                                                 $   977,358   $   95,491
   Accounts payable                                                                        1,861,628    1,442,298
   Other payables and accrued expenses (Note 1)                                            1,619,507      199,589
   Amount payable to stockholders (Note 7)                                                    94,073      102,281
                                                                                         -----------   ----------
Total current liabilities                                                                  4,552,566    1,839,659

Long-term liabilities
    Income taxes payable (Note 5)                                                          2,464,615    1,038,710
                                                                                         -----------   ----------

Total liabilities                                                                          7,017,181    2,878,369

Minority interest                                                                          1,235,034            -

Commitments and contingencies (Note 4, 6)

Stockholders' equity
Preferred stock, $0.001 par value, authorized 5,000,000 shares, none issued
Common stock: $0.001 par value, authorized 515,625; issued and outstanding:
    249,198                                                                                      249          249
Additional paid-in capital                                                                    19,681       19,681
Retained earnings                                                                          3,990,815    6,343,347
Accumulated other comprehensive (loss)                                                       (27,060)           -
                                                                                         -----------   ----------
Total stockholders' equity                                                                 3,983,685    6,363,277
                                                                                         -----------   ----------
Total liabilities and stockholders' equity                                               $12,235,900   $9,241,646
                                                                                         ===========   ==========

     The accompanying notes are an integral part of these financial statements.

                        SCORE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000
                           (expressed in U.S. Dollars)

                                                                           Year Ended December 31,
                                                                            2001             2000
Net sales                                                               $ 28,435,691    $ 20,400,903

Cost of revenues                                                          20,713,975      14,660,948
                                                                        ------------    ------------

Gross margin                                                               7,721,716       5,739,955

Selling expenses                                                            (157,659)        (45,397)
General and administrative expenses                                       (1,778,184)     (1,348,587)
Impairment loss-other investment (Note 1)                                 (9,722,367)             --
Amortization of goodwill                                                  (1,114,805)             --
                                                                        ------------    ------------

Operating income (loss)                                                   (5,051,299)      4,345,971

Other income (expense):
   Interest income                                                             2,104              --
   Other income                                                               30,494           4,049
   Interest expense                                                          (99,316)         (2,912)
                                                                        ------------    ------------
Total other income (expense)                                                 (66,718)          1,137

Minority interest                                                           (633,340)             --
                                                                        ------------    ------------

Net income (loss) from operations before income taxes                     (5,751,357)      4,347,108

Provision for income taxes (Note 5)                                         (614,868)       (376,678)
                                                                        ------------    ------------

Income (loss) before extraordinary item                                   (6,366,225)      3,970,430

Extraordinary item, gain on sale of 20% interest in subsidiary (Note 1)    4,013,693              --
                                                                        ------------    ------------

Net income (loss) available to common stockholders                      $ (2,352,532)   $  3,970,430
                                                                        ============    ============

Basic and diluted income (loss) per share
   Income (loss) before extraordinary gain                              $     (25.55)   $      15.93
   Extraordinary gain                                                          16.11              --
                                                                        ------------    ------------
Total                                                                   $      (9.44)   $      15.93
                                                                        ============    ============

Weighted average number of common shares outstanding:
   basic and diluted                                                         249,198         249,198
                                                                        ============    ============

    The accompanying notes are an integral part of these financial statements

                        SCORE ONE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2001 and 2000
                           (expressed in U.S. Dollars)

                                                                                                      Accumulated
                                                     Common     Common      Additional                   Other
                                                     Stock      Stock         Paid In     Retained   Comprehensive
                                                     Shares     Amount        Capital     Earnings        Loss           Total
Balance, December 31, 1999                                13     $    -      $  1,000   $ 2,591,847    $         -    $ 2,592,847
Effect of merger                                         (13)                  (1,000)        1,000              -              -
Issuance of shares for score one transaction         203,750        204        16,096       (16,300)             -              -
1.65 stock split adjusted original shares in
    connection with reverse merger                    45,375         45         3,585        (3,630)             -              -
Dividends declared                                         -          -             -      (200,000)             -       (200,000)
Net income, year ended December 31, 2000                   -          -             -     3,970,430              -      3,970,430
                                                    --------     ------      --------   -----------    -----------    -----------
Balance, December 31, 2000                           249,125        249        19,681     6,343,347              -      6,363,277
Net loss, year ended December 31, 2001                     -          -             -    (2,352,532)             -     (2,352,532)
Translation adjustments                                    -          -             -             -        (27,060)       (27,060)
Share roundup                                             73          -             -             -              -
                                                     -------     ------      --------   -----------    -----------    -----------
Balance, December 31, 2001                           249,198     $  249      $ 19,681   $ 3,990,815    $   (27,060)   $ 3,983,685
                                                     =======     ======      ========   ===========    ===========    ===========

     Note: The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split on a 1 for 80 basis approved by the Board of Directors on January 11, 2002.

   The accompanying notes are an integral part of these financial statements.

                        SCORE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
                           (expressed in U.S. Dollars)

                                                                           Year Ended December 31,
                                                                            2001            2000
                                                                            ----            ----
Cash flows from operating activities:
Net income (loss)                                                       $ (2,352,532)   $  3,970,430
Adjustments to reconcile net income (loss) to
    Net cash provided by (used in) operating activities
    Minority interest                                                        633,340               0
    Gain on sale of 20% interest of subsidiary                            (4,013,693)              0
    Impairment loss                                                        9,722,367               0
    Realized loss on investment                                               65,276               0
    Depreciation and amortization                                          2,281,409       1,020,528
    Loss on sale of fixed assets                                                   0          53,355
    Provision for losses on receivables                                       35,139         116,080
    Translation adjustments                                                  (27,060)              0
Changes in assets and liabilities
   (Increase) decrease in accounts receivable                             (4,348,924)      1,328,527
   (Increase) decrease in other receivables, deposits and prepayments        288,154         425,997
   (Increase) decrease in inventory                                         (384,160)         (6,580)
    Increase (decrease) in accounts payable                                  419,330        (294,682)
    Increase (decrease) in other payables and accrued expenses               137,867         130,770
    Increase (decrease) in income taxes payable                            1,425,905         376,678
                                                                        ------------    ------------
Total adjustments                                                          5,658,642      3,150,673
                                                                        ------------    ------------
Net cash flows provided by (used in) operating activities                  3,306,229       7,121,103

Cash flows from investing activities:
    Purchase of property and equipment                                    (1,592,849)     (1,957,438)
    Deposit on investment                                                          0      (3,380,645)
    Purchase of subsidiary                                                (6,875,765)              0
    Proceeds from sale of 20% interest in lassie palace subsidiary         4,615,385               0
                                                                        ------------    ------------
Net cash flows provided by (used in) investing activities                 (3,853,229)     (5,338,083)

Cash flows from financing activities:
    Borrowing on (repayment of) amount payable to stockholder                 (8,208)       (552,296)
    Net short term borrowings-bank                                           881,867          95,491
    Dividends paid                                                                 0      (1,200,477)
                                                                        ------------    ------------
Net cash flows provided by (used in) financing activities                    873,659      (1,657,282)
                                                                        ------------    ------------

Increase in cash and cash equivalents                                        326,540         125,738
Cash and cash equivalents, beginning of year                                 239,909         114,171
                                                                        ------------    ------------
Cash and cash equivalents, end of year                                  $    566,449    $    239,909
                                                                        ============    ============

Cash paid for:
    Interest                                                            $     99,316    $     75,243
                                                                                        ============
    Income taxes                                                        $          -    $          -

   The accompanying notes are an integral part of these financial statements.

                        SCORE ONE, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1. ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Score One, Inc. ("the Company") was initially incorporated in the State of Nevada on June 7, 1996. On March 10, 2000, the Company executed a Share Exchange Agreement with Advanced Technology International Holdings Limited ("Advanced Technology") and the sole stockholder of Advanced Technology pursuant to which 100% of the issued share capital of Advanced Technology was acquired by the Company, in exchange for 16,300,000 shares of the Company's $0.001 par value common stock, which were issued after a 1.65 for 1 forward stock split as discussed below.

On March 14, 2000, the Company effected a 1.65 for 1 forward stock split. After issuing 16,300,000 shares of the common stock to the original stockholder of Advanced Technology, the Company had a total of 19,930,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Advanced Technology with Advanced Technology as the acquirer, a reverse merger. The historical financial statements prior to March 10, 2000 are those of Advanced Technology. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Advanced Technology.

Advanced Technology was incorporated in the British Virgin Islands on November 18, 1998, under the name of Modern Frame International Limited ("MFIL"). The name of MFIL was changed to Advanced Technology on December 23, 1999. The principal activity of Advanced Technology is to hold investments in subsidiaries.

On November 28, 1998, Advanced Technology acquired a 100% equity interest in a newly incorporated shell company, Ford Reach (H.K.) Limited ("Ford Reach") at a consideration of $129. Ford Reach is a limited liability company incorporated in Hong Kong.

On January 8, 1999, Advanced Technology, through its immediate subsidiary Lassie Palace Limited ("Lassie"), acquired a 100% equity interest in a newly incorporated shell company, Fortune (Conductive Carbon) PCB Factory Company Limited ("Fortune BVI") (formerly known as Goal Best Gold Limited) at a consideration of $100. The name change occurred on November 2, 1999. Fortune BVI is a limited liability company incorporated in the British Virgin Islands.

Pursuant to a purchase and sale agreement dated January 1, 1999, Ford Reach acquired substantially all the assets and assumed substantially all the liabilities of Fortune (Conductive Carbon) PCB Factory Company Limited ("Fortune
(HK)"), a limited liability company incorporated in Hong Kong, in exchange for a note payable to Mr. Ho Wing Cheong in the amount of $1,731,664, which was the aggregate book value of assets acquired less liabilities assumed. Fortune HK is a Hong Kong-based company and wholly-owned by Mr. Ho Wing Cheong, now a director and stockholder of the Company. Advanced Technology believed that the $1,731,664 approximated the fair market value of assets acquired less liabilities assumed as of January 1, 1999. This company is considered to be the predecessor to the Company.

Pursuant to a purchase and sale agreement dated January 1, 1999, Fortune BVI acquired certain plant and equipment from Dongguan Fortune Circuit Factory Co., Ltd. ("Dongguan Fortune") in exchange for a note payable and a dividend payable to Mr. Ho Wing Cheong of $1,890,962 and

$241,305, respectively, which was the aggregate book value of these assets as of January 1, 1999. Dongguan Fortune is a People's Republic of China ("China")-based company in which Mr. Ho Wing Cheong has a controlling interest. Based on the valuation report prepared by Messrs. LCH (Asia Pacific) Surveyors Limited dated May 3, 2000, Advanced Technology believed that the $1,890,962 approximated fair market value of those assets acquired as of January 8, 1999.

Both Ford Reach and Fortune BVI are engaged in the manufacture and sale of printed circuit boards for telecommunication systems, scientific calculators and audio visual equipment to companies in greater China. Ford Reach and Fortune BVI commenced operations on January 1, 1999 and January 8, 1999, respectively. On October 1, 1999, Ford Reach transferred all its assets and liabilities to Fortune BVI at their book values and has been dormant since then.

On January 23, 2001, the Company elected to change its fiscal year-end from May 31 to December 31.

On May 31, 2001, Advanced Technology purchased from Mr. Shum Kai Tong all of the issued and outstanding equity interests of World Top Development Ltd. ("World Top"), a company incorporated in the British Virgin Islands for a purchase price of $11,538,462 (HK$90,000,000). The only asset of World Top is a 100% equity interest in King Peace Ltd. ("King Peace"), a company incorporated in Hong Kong. In turn, the only asset of King Peace is all the registered capital of Jiangyin Jingtai Laminated Board Co. Ltd. ("Jiangyin") (formerly known as Jiangyin Kaicheng Copper Clad Laminated Sheet Co. Ltd.), a wholly foreign-owned enterprise established in China whose principal activities are the manufacture and sale of copper clad laminated sheets. Jiangyin is one of Advanced Technology's laminated sheet suppliers. Total purchases from Jiangyin for the years ended December 31, 2001 and 2000 were $1,628,243 (HK$12,700,298) and
$893,955 (HK$6,928,154) representing 9.3% and 7.4%, respectively, of total Advanced Technology purchases. The purchase price was to be paid as follows: (i) $4,615,385 (HK$36,000,000) from the proceeds of a placement of shares of a newly formed indirect subsidiary of the company, (ii) $5,230,769 (HK$40,800,000) was previously paid by Advanced Technology prior to May 31, 2001 from the working capital of Advanced Technology, and (iii) the balance of $1,692,308 (HK$13,200,000) is scheduled to be paid in August 2002, but has been rescheduled to be paid in April 2002. Jiangyin showed no signs of turnaround after the acquisition on May 31, 2001, and recorded a loss in their statutory audited accounts for the year ended December 31, 2001. Additionally, Advanced Technology delegated the primary management and control to the local management and Advanced Technology does not control the board of Jiangyin and Advanced Technology does not finance its operations. Based on these factors, Advanced Technology's Board of Directors concluded that (1) consolidation of the operations of Jiangyin would be proper for the period from June 2001 to November 2001 and (2) the investment in Jiangyin be accounted for and classified as an other investment reduced to its estimated net realizable value which is based on the total investment cost of Jiangyin to the extent of net asset value of Jiangyin. Included in Other Payables and Accrued Expenses is the balance due on the Jiangyin acquisition totaling $1,282,051 (HK$10,000,000).

In May 2001 Advanced Technology sold 20% of the existing issued share capital of Lassie to four independent investors for an aggregate cash consideration of $4,615,385 (HK$36,000,000) and recognized a gain on the sale of $4,013,692.

Nature of Business. The Company, through its majority-owned subsidiary Advanced Technology, is engaged in the manufacturing and sale of printed circuit boards ("PCB") for telecommunication systems, scientific calculators and audiovisual equipment. PCB's are the basic platforms used to interconnect electronic components and can be found in virtually all electronic products, including consumer electronics, computers and automotive, telecommunications, industrial, medical, military and aerospace equipment. Advanced Technology's primary customers are original equipment manufacturers ("OEMs").

Summary of Significant Accounting Policies.

Basis of Accounting. The consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the Unites States.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary Advanced Technology, which serves as a holding company for a group of subsidiaries. Advanced Technology's wholly-owned subsidiary is World Top Development Limited (British Virgin Islands), which owns 100% of King Peace Limited (Hong Kong). Advanced Technology's majority-owned subsidiary is Lassie Palace and its subsidiaries are Ford Reach (dormant), Fortune BVI, Fortune (HK) (dormant), Dongguan Fortune, and Horn Kingdom Limited (dormant). All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation and Transactions. The functional currency of the Company is U.S. dollars (US$) and the financial records are maintained and the financial statements are prepared in US$. The functional currency of its subsidiaries is Hong Kong dollars (HK$). The assets and liabilities denominated in foreign currencies at the balance sheet date are translated into U.S. dollars at period-end exchange rates and resulting translation adjustments are included as a separate component of stockholders' equity. Revenues and expenses are translated at exchange rates ruling at the translation dates and transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the statement of operations as incurred. Exchange rates between US$ and HK$ were fairly stable during the periods presented. The rate ruling as of December 31, 2001 was US$1:HK$7.8 and as of December 31, 2000 was US$1:HK$7.75. Due to the stability of the exchange rates during the year ended December 31, 2000, there were no adjustments in the stockholders' equity.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are the allowance for doubtful accounts, provision for inventory obsolescence and slow-moving items, and deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Revenue Recognition. Revenue from goods sold is recognized when title passes to the buyer, which is at time of delivery.

Accounts Receivable and Concentration of Credit Risk. During the normal course of business, the Company extends unsecured credit to its customers. The collectibility of debts owed by its customers depends substantially on the financial condition and cash flow position of its customers. The Company reviews regularly the credit status of each customer on an individual basis and the provision for doubtful accounts is recorded based on management's assessment of the credit status of its customers.

The Company has two suppliers that each account for more than 77% of total purchases, one of which is a related party (see Note 7). The Company relationships with these suppliers are good and it does not anticipate any material difficulties in obtaining raw materials from any suppliers in the near term, that being one year from the financial statement date.

Inventory. Inventories are stated at the lower of cost or market. Cost is computed using the first-in, first-out method and includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

Plant, Equipment and Depreciation. Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocated the cost of depreciable assets over the estimated useful lives of the assets (in years) as follows:

             Leasehold Improvements                            10
             Furniture and Fixtures                             5
             Machinery and Moulds                               5
             Transportation Equipment                           5
             Computer and Telephone Equipment                   5

Machinery, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Long-Lived Assets. The Company periodically reviews its long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

Income Taxes. The Company and its subsidiaries account for income taxes using the liability method, which requires an entity to recognized deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that covers the enactment in the near-future date. A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

Fair Value of Financial Instrument. The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values because of the relatively short-term maturity of these instruments. The fair value of the Company's related party receivables and payables, and notes payable to the major beneficial stockholder cannot be determined due to the nature of the transactions.

Related Party. A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Earnings Per Share. Basic and diluted earnings or loss per share amounts in the financial statements are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Comprehensive Income. The Company includes items of other comprehensive income by their nature, such as translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet.

Capital Structure. The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which established standards for disclosing information about an entity's capital structure.

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of operations in the income statement, and requires companies to formally document, designate, and access the overall effectiveness of transactions that receive hedge accounting. The implementation of the standards has no effect on the Company's financial statements.

Reclassification. Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements. The FASB issued the following pronouncements during 2001, none of which are expected to have a significant affect on the financial statements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.


In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 requires that (a) impairment losses be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) impairment losses be measured as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 retains existing accounting provisions for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

Pending Accounting Pronouncements. It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2. INVENTORIES

Inventories consist of the following at December 31:

                                                   2001              2000
                                                   ----              ----

Raw materials                                $  917,755         $  540,557
Work-in-progress                                 64,638             57,676
                                             ----------         ----------
                                             $  982,393         $  598,233
                                             ==========         ==========

NOTE 3. PLANT AND EQUIPMENT, NET

Plant and equipment consists of the following at December 31:

                                                 2001              2000
                                                 ----              ----
Leasehold improvements                       $  414,320         $  408,852
Furniture and fixtures                          240,132            227,021
Machinery and moulds                          7,227,817          5,662,862
Transportation equipment                         60,403             51,088
                                             ----------         ----------
Total                                         7,942,672          6,349,823
Less accumulated depreciation                 4,288,612          3,122,008
                                             ----------         ----------
Net book value                               $3,654,060         $3,227,815
                                             ==========         ==========

Depreciation charged to expense during the years ended December 31, 2001 and 2000 was $1,166,604 and $1,020,528, respectively.

NOTE 4. SHORT-TERM BORROWINGS-BANK

December 31, 2001 - The Company had banking facilities of $1,282,051 (HK$10,000,000). A balance of $977,358 (HK$7,623,395) was outstanding as of
December 31, 2001. Borrowings under this facility bear interest at HK$ prime rate per annum or 1% over HIBOR, whichever is higher and base rate per annum for foreign currency, including overdraft fees computed at 0.25% per annum over HK$ prime rate or 1% per annum over HIBOR, whichever is higher. The banking facilities are secured against a corporate guarantee executed by Fu Cheong International Holdings, Ltd. The agreement expires on June 30, 2002 and it is management's expectation that the agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

December 31, 2000 - The Company had banking facilities of $387,097 (HK$3,000,000). No balance was outstanding as of December 31, 2000. Borrowings under this facility bear interest at the prime rate plus 1/4% and are secured by the director's personal guarantee and property. The agreement expires on July 21, 2001.

NOTE 5. INCOME TAXES

Tax in the consolidated statements of operations represents the following at December 31:

                                                 2001              2000
                                                 ----              ----
Current year income tax - overseas           $  614,868         $  376,678

Overseas taxation has been calculated on the estimated assessable profits for the year at the rate of taxation prevailing in the countries in which the Company operates (10% Gross Profits Tax and 5% Business Tax on Sales). No provision for Hong Kong profits tax has been made as the income of the Company is derived from sources outside Hong Kong and is not subject to Hong Kong Profits tax.

Although the Company's activities are conducted in Hong Kong and China and the activities of the Company and those of its customers are based in Hong Kong and China, the Company has determined that it is not liable for taxation in either Hong Kong or China. The Company's financial statements at December 31, 2001 and 2000 include a full provision for potential tax liabilities of $2,464,615 and $1,038,710, respectively. In the event China business and/or income taxes become payable, a statutory maximum surcharge could be assessed to the Company for late payment of taxes. The Company intends to calculate a provision for income taxes for each period presented and does not anticipate the cumulative provision to be reversed in the near term.

The Company has not made any tax filings to any tax authorities in China or the Hong Kong Inland Revenue Department ("IRD"). The tax regulatory regimes, the prevailing tax rates and the interpretations of any tax regulations by these authorities may change from time to time, and accordingly, may have an impact on the Company's tax provision, which may or may not be adequate.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Agreements. On August 1, 2000, the Company entered into a rental agreement for the lease of office space for two years with Grand Link International Limited of which Mr. Ho Wing Cheong, director and stockholder of the Company, is a stockholder and director. In addition, the Company entered into a rental agreement which is an industrial building and a dormitory building, Ailingkan Management District, Dalingshan Town, Dongguan, Guangdong Province, the PRC for twelve years.

As of December 31, 2001, the Company had commitments under a noncancelable operating lease expiring in excess of one year amounting to $314,123.

Future minimum rental payments for each of the next five years are:

                    2002     $87,637
                    2003     $69,688
                    2004     $69,688
                    2005     $69,688
                    2006     $17,422

NOTE 7. RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties under normal commercial terms and in the ordinary course of business during the periods presented:

Revenues. Sales of printed circuit boards to a substantial stockholder, Yue Fung Development Limited (YFD), during the years ended December 31, 2001 and 2000 were $430,599 (HK$3,358,669) and $736,982 (HK$5,711,616), respectively, representing 1.5% and 3.6% of total sales for the years then ended.

Purchases. Purchases from Jiangyin were $1,628,243 (HK$12,700,298) and $893,955 (HK$6,928,154) for the years ended December 31, 2001 and 2000, respectively, representing 9.3% and 7.4% of total sales for the years then ended.

Rent Expense. Amounts paid to a company controlled with a common director and stockholder of the Company for the years ended December 31, 2001 and 2000 were $36,036 and $16,397, respectively.

Amounts due to Related Party. As of December 31, 2001 and 2000, amounts due to a director and stockholder were $94,073 and $102,281. The amounts are unsecured, interest-free and repayable on demand.

NOTE 8. SUBSEQUENT EVENT

Reverse Split. On January 11, 2002, the Company completed a one for 80 reverse split of its outstanding common stock effective immediately thereby reducing the total outstanding shares to 249,125 shares outstanding. The reverse split was authorized by the Board of Directors and the Company filed articles of Amendment with the state of Nevada to increase the number of Shares of common Stock authorized to 41,765,625, with no change in par value. The financial statements have been adjusted retroactively to reflect the reverse split.

Corporate Reorganization. On March 6, 2002, the Company underwent a corporate reorganization in preparation for the listing of shares on the Honk Kong Stock Exchange in which Fu Cheong International Holdings Limited ("Fu Cheong") was listed and became the holding company for Lassie and its subsidiaries. Fu Cheong is a limited liability company incorporated in the Cayman Islands on May 23, 2001. Fu Cheong completed an offering in Hong Kong of 300,000,000 of its shares at a price of US$.025641 per share. In connection with the offering, Fu Cheong obtained a listing for its shares on the Main Board of the Hong Kong Stock Exchange. After the completion of the offering, Score One will own, through its Advanced Technology subsidiary, 696,000,000 shares, representing 58% of the common shares of Fu Cheong. Based upon the offering price, Score One will own Fu Cheong shares having a current market value of over $17 million which will be freely saleable after the expiration of a six month lock-up period.

Item 8.   Changes In Registrant's Certifying Accountant.

     Effective August 2, 2001, we accepted the resignation of Blackman, Kalick, Bartelstein LLP ("BKL") as our independent accountants. Effective August 9, 2001, we engaged Clancy & Co., P.L.L.C ("CC") as our new independent accountants. The resignation of BKL and the retention of CC were accepted and approved, respectively, by our Board of Directors. Prior to the engagement of CC, neither we nor anyone on our behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on our financial statements.

     BKL audited our financial statements for the period from June 1, 2000 to December 31, 2000. BKL's report for this period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

     During the period from June 1, 2000 to December 31, 2000 and the period from January 1, 2001 to August 2, 2001, there were no disagreements with BKL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BKL, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements. In addition, there were no such events as described under
Item 304(a)(1)(iv)(B) of Regulation S-B for the period from June 1, 2000 to December 31, 2000 and the subsequent interim period through August 31, 2001.

     As previously disclosed on Form 8-K filed with the SEC on November 24, 2000, BDO International ("BDO") audited our consolidated balance sheets as of May 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the five-month period ended May 31, 2000 and the year ended December 31, 1999. BDO's reports for this period did not contain an adverse opinion on a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles. During the period from June 1, 2000 to October 17, 2000 and the period from

January 1, 2000 to May 31, 2000, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the period from January 1, 2000 to May 31, 2000 and the subsequent interim periods through October 17, 2000.

     BKL provided us with a letter addressed to the SEC stating that it agreed with the statements made by us in response to Item 304(a) regarding its involvement with us as independent accountants and BKL's letter was filed as an exhibit to our Current Report on Form 8-K/A dated September 5, 2001 and is incorporated herein by reference.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(A) of the Exchange Act.

     The following table and text sets forth the names and ages of all directors and executive officers of Score One and our key management personnel as of December 31, 2001. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


        Name                 Age                Position with the Company          Appointed since
-----------------------------------------------------------------------------------------------------
Mr. Wing Cheong Ho           40            Chairman of the Board and President;          2000
                                           Chairman of the Board of our Fu
                                           Cheong subsidiary

Mr. Wing Hung Ho             46            Director and Secretary; Executive             2000
                                           Director of Fu Cheong

Mr. Kin Hung Lai             40            Director                                      2001

Ms. Kwok Shuk Wah            29            Director                                      2001


     Mr. Wing Cheong Ho, our founder, has served as our Chairman of the Board since 2000. He has over 11 years of experience in the PCB industry in Hong Kong as well as in China. Before founding Advanced Technology in 1991, he worked as a sales manager for a PCB manufacturer listed on the Hong Kong Exchange. He is responsible for the our overall business strategy and marketing. He is the younger brother of Mr. Wing Hung Ho.

     Mr. Wing Hung Ho has served as one of our directors since 1996. He has over 15 years of experience in production management and is currently taking a major role in managing Advanced Technology's manufacturing plant in China. Prior to joining the Company in July 1998, he was a director and Shareholder of a garment manufacturer. He is responsible for our product development and production. He is the elder brother of Mr. Wing Cheong Ho.

     Mr. Kin Hung Lai has served as one of our directors since 2001. Since 1993 he has owned his own accounting firm, Francis K. Lai CPA office. Prior to this, Mr. Lai worked for several US companies, including Echo Design Group in 1990, Golodetz Trading Corp. in 1989, and David Lieb and Company in 1988. Mr. Lai has over 15 years of experience in fields of finance and accounting.

     Ms. Shuk Wah Kwok has served as one of our directors since 2001 and is an executive director of Fu Cheung. Ms. Kwok gained her corporate finance, accounting and company secretarial experience in various public accounting firms. Prior to joining us in February 2001, she was a director and shareholder of a company engaged in the provision of company secretarial and accountancy services to various medium sized enterprises over the past 5 years. She has over 10 years of experience in company secretarial and accounting areas. She has held various senior positions in company secretary and corporate compliance area since 1996.

Executive Officers and Key Employees

     The following sets forth certain biographical information regarding each of our executive officers, who is not a director, and other key employees, including his or her principal occupation and business experience for the last 5 years. Information pertaining to Wing Cheong Ho, Wing Hung Ho, Shuk Wah Kwok and Kin Hung La:, may be found in the Section titled "Directors."

     Mr. Wing Kui Chan is the financial controller of Fu Cheong and its subsidiaries. Mr. Chan is responsible for overseeing the accounting activities of Fu Cheong and its subsidiaries. Prior to joining Fu Cheong in April 2001, he was the financial manager in the finance department of a Hong Kong Company over 5 years. He holds a master degree in accounting from the University of Wollongong, Australia.

     Mr. Chuk Nam Chan Kewin is the engineering manager Fu Cheong and its subsidiaries. Mr. Chan is responsible for engineering and research and development operations. He has over 15 years of experience in PCBs engineering co-ordination and joined us in July 1998.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our shares to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our outstanding common stock and other equity, on Forms 3, 4 and 5 respectively. Such executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2001 except I.World Limited, Yue Fung Group Holding Limited, Wing Cheong Ho, Wing Hung Ho, Shuk Wah Kwok and King Hung Lai.

Item 10.  Executive Compensation.

     The following table summarizes information concerning compensation for all services rendered in all capacities to the Company and its subsidiaries for the last three fiscal years for Mr. Wing Cheong Ho, the President and Chairman and the four most highly compensated executive officers other than Mr. Ho who were serving as executive officers at the end of fiscal year 2001 each of whose compensation exceeded $100,000 of salary and bonus during the year ended December 31, 2001 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation                        Long-Term Compensation
----------------------------------------------------------------------------------------------------
                                                   Other                     Securities
                                                   Annual       Restricted   Under-
                                                   Compen-      Stock        lying       All Other
Name and                        Salary     Bonus   sation       Awards       Options     Compen-
Principal Position       Year   ($)        ($)     ($)          ($)          (#)         sation
----------------------------------------------------------------------------------------------------
Wing Cheong Ho,        1999     $125,806     --    $239,742         --           --           --
   President and
   Chairman of the     2000     $125,806     --    $212,129         --           --           --
   Board
                       2001     $126,667     --    $234,967         --           --           --

----------------------------------------------------------------------------------------------------

     Neither Score One nor any subsidiary maintains or has maintained in the past, any employee benefit plans. Accordingly, no options were granted or exercised during the period covered by this Annual Report on Form 10-KSB.

     During the year ended December 31, 2001, certain corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings. The Board of Directors has established an audit committee which consists of Ms. Shuk Wah Kwok and Mr. Kin Hung Lai.

Employment Agreements

     Fortune International Holdings Ltd., a subsidiary of Advanced Company, has entered into service agreements with each of the following Named Executive
Officers: Mr. Wing Cheong Ho, Mr. Wing Hung Ho and Ms. Shuk Wah Kwok. The agreements have initial terms of three years, commencing on August 1, 2001, and continuing thereafter unless terminated by either party upon three months prior written notice. The terms of the agreements are substantially similar, except with respect to minimum annual base salary ($1,950,000, $650,000 and 260,000 for Mr. Wing Cheong Ho, Mr. Wing Hung Ho and Ms. Shuk Wah Kwok, respectively). After July 31, 2002, at the discretion of the Board of Directors, base salaries are subject to annual increase of no more than fifteen percent of such Named Executive Officers' annual immediately prior to such increase.

Compensation Committee Interlocks and Insider Participation

     We do not maintain an independent Compensation Committee and the entire Board of Directors acts with respect to matters relating to compensation. Other than as described in the preceding sentence, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Board, (ii) served as a director of another entity, one of whose executive officers served on our Board or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of Score One.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2001 by (i) those persons or groups known to us to beneficially own more than 5% of our outstanding common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares, except to the extent authority is shared by a spouse under applicable law.

                                                   Amount and Nature          Percent
Name and Address of Beneficial Owner              of Beneficial Owner       Of Class /1/
------------------------------------             --------------------       ------------
I. World Limited                                          203,810                82%
Blk 2, Flat 6, 3rd Floor
Tak Fung Industrial Centre
166-176 Texaco Road
Tseun Road, Hong Kong

Kin Hung Lai /2/                                                0                *
Unit 2, 34th Floor
Cable TV Tower
9 Hoi Shing Road
_____ Wan, Hong Kong

Shuk Wah Kwok /2/                                               0                *
Unit 2, 34th Floor
Cable TV Tower
9 Hoi Shing Road
_____ Wan, Hong Kong

Wing Cheong Ho /3/                                        118,210                47%
Blk 2, Flat B, 6th Floor
Royal Ascot
Shatin, Hong Kong

Wing Hung Ho /4/                                           24,457                10%
Blk 2, Flat B, 22nd Floor
Royal Ascot
Shatin, Hong Kong

Yue Fung Group Holding Limited /5/                         61,143                25%
32nd Floor Wharf Cable Tower
9 Hoi Shing Road
Tseun Wan, Hong Kong

All executive officers and directors                      142,667                57%
as a group ([4] persons)

* Owns less than 1% of the Company's outstanding Common Stock.


Item 12.  Certain Relationships And Related Transactions.

     During the years ended December 31, 2000 and 2001, Yue Fung Development Limited ("YFD"), which beneficially owns 25% of our shares purchased HK$5,712,000 and HK$3,359,000, respectively, of our PCBs which represented 3.6% and ___%, respectively, of total sales for these periods. The unit price of the sales between us and the YFD are determined on an arm's length basis, on normal commercial terms or terms no more favorable than those available to independent third parties or in case where there is no available comparison, we believe they are on fair and reasonable terms.

__________________________

/1/ Based on 249,128 shares of Common Stock actually outstanding as of April 10, 2002.

/2/  Address of Score One, Inc. used as address for beneficial owner.

/3/  Based on Mr. Wing Cheong Ho's 47% ownership of I.World Limited.

/4/  Based on Mr. Wing Hung Ho's 10% ownership of I.World Limited.

/5/ Based on Yue Fung Group Holding Limited's (a Bermuda corporation) 25% ownership of I. World Limited.

     The amounts due from directors and stockholders are unsecured, interest-free and have no fixed terms of repayment.

     On 18th February, 2000, Mr. Wing Cheong Ho and Ms. Yuet Hing Chan, the spouse of Mr. Ho, sold to Holyworld an aggregate of 30% of the equity interests in Advanced Technology and $3,000,000 of loans owing by Advanced Technology to Mr. Ho and Ms. Chan for an aggregate consideration of $57,330,000. The purchase price was based upon a price earnings multiple of 7 times of the unaudited profits of Advanced Technology of about $27.3 million for the year ended December 31, 1999 (but no independent valuation was made in respect thereof). The consideration was satisfied partly by the issuance of 80,000,000 shares in the capital of YFD at an issue price of $0.60 each, partly by payment of cash of $3,000,000 and the remaining balance by the transfer of certain machinery and moulds from the YFD worth approximately $6,330,000. The equity interests in Advanced Technology held by the YFD were subsequently transferred to us and in return for the equity interest in I.World on August 25, 2000. For the three years ended December 31, 2001, the aggregate sales made by Fu Cheong and its subsidiaries to the Yue Fung Group accounted for approximately 4.3%, 3.3% and 2.6%, respectively, of our sales for these periods.

     During each of the three years ended December 31, 2001, we incurred bank interest expenses for a bank loan of approximately $4.0 million drawn on behalf of Mr. Wing Cheong Ho at no consideration under certain of our banking facilities. The corresponding bank interest expenses incurred by us during the three years ended December 31, 2000 have not been included as part of the directors' compensation. Had interest in the above bank loan drawn on Mr. Wing Cheong Ho's behalf been recharged during the three years ended December 31, 2000, we would have received interest, net of tax, of approximately $481,000, $398,000, $410,000 and $94,000, respectively, for each of the three years ended December 31, 2000. Mr. Wing Cheong Ho repaid the above bank loan and the interest incurred in full in July 2001.

     In March 2001, our Fortune (BVI) subsidiary entered into a lease agreement with Grand Link whereby Grand Link has agreed to lease Unit 2, 34th Floor, Cable TV Tower, No. 9 Hoi Shing Road, Tsuen Wan, New Territories, Hong Kong (the "Grand Link property") to Fortune (BVI) from August 1, 2000 to May 31, 2001, at the rent of $25,000 per month for the period from August 1, 2000 to May 31, 2001 and $20,000 per month for the period from June 1, 2001 to July 31, 2002, exclusive of rates, government rent, property tax and management fees. The Grand Link property is used by us as our principal executive officers and as a warehouse. Grand Link is a company owned by Mr. Wing Hung Ho and Mr. Wing Cheong Ho respectively.

An independent professional valuer has confirmed that the rental payable for the said premises is fair and reasonable and is at the prevailing market rental payable for similar premises.

Item 13.  Exhibits, List and Reports on Form 8-K.

Exhibit Number           Description
--------------           -----------

     2.1 Share Exchange Agreement, dated as of February 1, 2000, by and among Score One, Ken Kurtz, Advanced Technology and I.World, Incorporated herein by reference from Score One's filing on Form 8-K, filed on March 15, 2000.*

     3.1 Articles of Incorporation, incorporated herein by reference from Score One's fling on Form 10SB on July 7, 1999.*

     3.2 Bylaws, incorporated herein by reference from Score One's filing on Form 10SB on July 7, 1999.*

     3.3 Articles of Amendment to the Articles of Incorporation, dated January 25, 2002.

     10.1 Service agreement, dated August 1, 2001, by and between the Company and Mr. Wing Cheong Ho.

     10.2 Service agreement, dated August 1, 2001, by and between the Company and Mr. Wing Hung Ho.

     10.3 Service agreement, dated August 1, 2001, by and between the Company and Ms. Shuk Wah Kwok.

________________________

* Previously filed.

Reports on Form 8K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Item 14.  Signatures.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SCORE ONE, INC.



Dated: April 16, 2002                         /s/ Wing Hung Ho
                                           -------------------------------------
                                           Wing Hung Ho, Director and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2002                                /s/ Wing Cheong Ho
                                           -------------------------------------
                                           Wing Cheong Ho, President

April 16, 2002                                /s/ Wing Kui Chan
                                           -------------------------------------
                                           Wing Ku: Chan, Chief Financial Office

April 16, 2002                                /s/ Kin Hung Lai
                                           -------------------------------------
                                           Kin Hung Lai, Director

April 16, 2002                                /s/ Shuk Wah Kwok
                                           -------------------------------------
                                           Shuk Wah Kwok, Director