Form 10KSB/A
period 2001-12-31
SCORE ONE INC
filed 2002-04-26
CIK 1090062

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    _________

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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


                      Documents Incorporated by Reference:


                                      None.

Explanatory Note:
-----------------

Score One Inc., pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-KSB/A, Amendment No. 1, its Consolidated Financial Statements for the year ended December 31, 2001, for the sole purpose of correcting typographical errors contained in the Statement of Cash Flows and in Note 4 and Note 8 to the Consolidated Financial Statements. Specifically in the Consolidated Statements of Cash Flows, the (Increase) decrease in other receivables, deposits and prepayments for Year Ended December 31, 2001 should be "(288,154)" and the Net cash flows provided by (used in) operating activities for the Year Ended December 31, 2001 should be "3,306,110." The second sentence of the second paragraph of Note 4 to the Consolidated Financial Statements should read as follows:

     "December 31, 2000. The Company had banking facilities of $387,097 (HK$3,000,000). A balance of $95,491 was outstanding as of December 31, 2000. Borrowings under this facility bear interest at the prime rate plus 1/4% and are secured by the director's personal guarantee and property. The agreement expires on July 21, 2001."

Additionally, the second sentence of the first paragraph of Note 8 to the Consolidated Financial Statements should read as follows:

     "Reverse Split On January 11, 2002, the Company completed a one for 80 reverse split of its outstanding common stock effective immediately thereby reducing the total outstanding shares to 249,125 shares outstanding. The reverse split was authorized by the Board of Directors and the Company filed articles of amendment with the State of Nevada to decrease the number of shares of common stock authorized to 515,625, with no change in par value. The financial statements have been adjusted retroactively to reflect the reverse split."

The foregoing corrections to the Consolidated Statements of Cash Flows and Note 4 and Note 8 to the Consolidated Financial Statements does not have any impact on reported earnings or earnings per share for any periods presented.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment contains the complete text of Item 7, the item being amended.

Item 7. Financial Statements


                        SCORE ONE, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                            Page


Independent Auditors' Report ............................................... F-2

Consolidated Balance Sheets at December 31, 2001 and 2000 .................. F-3
Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000 ................................................. F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001 and 2000 ................................................. F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000 ................................................. F-6

Notes to the Consolidated Financial Statements ............................. F-7

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

                        SCORE ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
                           (expressed in U.S. Dollars)

                                                                           Year Ended December 31,
                                                                            2001            2000
                                                                            ----            ----
Cash flows from operating activities:
Net income (loss)                                                       $ (2,352,532)   $  3,970,430
Adjustments to reconcile net income (loss) to
    Net cash provided by (used in) operating activities
    Minority interest                                                        633,340               0
    Gain on sale of 20% interest of subsidiary                            (4,013,693)              0
    Impairment loss                                                        9,722,367               0
    Realized loss on investment                                               65,276               0
    Depreciation and amortization                                          2,281,409       1,020,528
    Loss on sale of fixed assets                                                   0          53,355
    Provision for losses on receivables                                       35,139         116,080
    Translation adjustments                                                  (27,060)              0
Changes in assets and liabilities
   (Increase) decrease in accounts receivable                             (4,348,924)      1,328,527
   (Increase) decrease in other receivables, deposits and prepayments       (288,154)        425,997
   (Increase) decrease in inventory                                         (384,160)         (6,580)
    Increase (decrease) in accounts payable                                  419,330        (294,682)
    Increase (decrease) in other payables and accrued expenses               137,867         130,770
    Increase (decrease) in income taxes payable                            1,425,905         376,678
                                                                        ------------    ------------
Total adjustments                                                          5,658,642      3,150,673
                                                                        ------------    ------------
Net cash flows provided by (used in) operating activities                  3,306,110      7,121,103

Cash flows from investing activities:
    Purchase of property and equipment                                    (1,592,849)     (1,957,438)
    Deposit on investment                                                          0      (3,380,645)
    Purchase of subsidiary                                                (6,875,765)              0
    Proceeds from sale of 20% interest in lassie palace subsidiary         4,615,385               0
                                                                        ------------    ------------
Net cash flows provided by (used in) investing activities                 (3,853,229)     (5,338,083)

Cash flows from financing activities:
    Borrowing on (repayment of) amount payable to stockholder                 (8,208)       (552,296)
    Net short term borrowings-bank                                           881,867          95,491
    Dividends paid                                                                 0      (1,200,477)
                                                                        ------------    ------------
Net cash flows provided by (used in) financing activities                    873,659      (1,657,282)
                                                                        ------------    ------------

Increase in cash and cash equivalents                                        326,540         125,738
Cash and cash equivalents, beginning of year                                 239,909         114,171
                                                                        ------------    ------------
Cash and cash equivalents, end of year                                  $    566,449    $    239,909
                                                                        ============    ============

Cash paid for:
    Interest                                                            $     99,316    $     75,243
                                                                                        ============
    Income taxes                                                        $          -    $          -

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

December 31, 2000 - The Company had banking facilities of $387,097 (HK$3,000,000). A balance of $95,491 was outstanding as of December 31, 2000. Borrowings under this facility bear interest at the prime rate plus 1/4% and are secured by the director's personal guarantee and property. The agreement expires on July 21, 2001.

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

NOTE 8. SUBSEQUENT EVENT


Reverse Split. On January 11, 2002, the Company completed a one for 80 reverse split of its outstanding common stock effective immediately thereby reducing the total outstanding shares to 249,125 shares outstanding. The reverse split was authorized by the Board of Directors and the Company filed articles of Amendment with the state of Nevada to decrease the number of shares of common stock authorized to 515,625, with no change in par value. The financial statements have been adjusted retroactively to reflect the reverse split.


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

                                           SCORE ONE, INC.




Dated: April 26, 2002                      /s/ Wing Hung Ho
                                           -------------------------------------
                                           Wing Hung Ho, Director and Secretary