Form 10QSB
period 2002-03-31
SCORE ONE INC
filed 2002-05-20
CIK 1090062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

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

                                       N/A
       ------------------------------------------------------------------
      (Former Name, Address and Fiscal Year, if Changed Since Last Report)

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

     As of March 31, 2002, there were 249,198 shares of common stock issued and outstanding.

                                   FORM 10-QSB
                                 SCORE ONE, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

          ITEM 1.     FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEET

                      CONSOLIDATED STATEMENTS OF INCOME

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                      OPERATION

PART II. OTHER INFORMATION

          ITEM 1.     LEGAL PROCEEDINGS

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

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

                                 SCORE ONE, INC.
                           CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

                                                                        Three Months Ended
                                                                 ------------------------------------
                                                                   March 31,          December 31,
                                                                      2002               2001
                                                                  (unaudited)          (audited)
                                                                 ------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                    $ 4,118,276          $   566,449
     Accounts receivable                                            7,077,005            6,105,881
     Other receivables, deposits and prepayments                      224,100              291,102
     Inventories                                                      985,833              982,393
                                                                  -----------          -----------
Total current assets                                               12,405,214            7,945,825
Plant and equipment, net                                            5,555,580            3,654,060
Other investment                                                      636,015              636,015
                                                                  -----------          -----------
Total assets                                                      $18,596,809          $12,235,900
                                                                  ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings - bank                                 $ 1,711,551          $   977,358
     Accounts payable                                               1,592,590            1,861,628
     Other payables and accrued expenses                              370,088            1,619,507
     Amount due to stockholders                                        94,073               94,073
                                                                  -----------          -----------
Total current liabilities                                           3,768,302            4,552,566
Long-term liabilities
     Income taxes payable                                           2,626,136            2,464,615
                                                                  -----------          -----------
Total liabilities                                                   6,394,438            7,017,181
Minority interest                                                   4,510,436            1,235,034
Stockholders' equity
Preferred stock, $0.001 par value, authorized
  5,000,000 shares, none issued
Common stock: $0.001 par value, authorized 515,625 shares;
  issued and outstanding 249,198 shares                                   249                  249
Additional paid-in capital                                             19,681               19,681
Retained earnings                                                   7,699,065            3,990,815
Accumulated other comprehensive loss                                  (27,060)             (27,060)
                                                                  -----------          -----------
Total stockholders' equity                                          7,691,935            3,983,685
                                                                  -----------          -----------
Total liabilities and stockholders' equity                        $18,596,809          $12,235,900
                                                                  ===========          ===========

                See condensed notes to the financial statements.

                                 SCORE ONE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

(Expressed in U.S. Dollars)

                                                                   Three Months Ended March 31,
                                                                -----------------------------------
                                                                     2002                  2001
                                                                -----------------------------------
Net sales                                                       $ 5,982,244           $ 5,641,187
Cost of revenues                                                 (4,219,133)           (4,038,901)
                                                                -----------           -----------
Gross margin                                                      1,763,111             1,602,286
Selling expenses                                                    (27,315)              (20,529)
General and administrative expenses                                (428,613)             (320,931)
                                                                -----------           -----------
Operating income                                                  1,307,183             1,260,826

Other income (expenses)
     Interest income                                                    471                    54
     Other income                                                       321                11,907
     Interest expense                                                (2,843)               (5,633)
                                                                -----------           -----------
Total other income (expenses)                                        (2,051)                6,328

Minority interest                                                  (218,452)                    -
                                                                -----------           -----------
Net income from operations before income taxes                    1,086,680             1,267,154

Provision for income taxes                                         (107,680)             (101,372)
                                                                -----------           -----------
Income before non-operating income                                  979,000             1,165,782

Non-operating income (Note 3)                                     2,729,250                     -
                                                                -----------           -----------
Net income available to common stockholders                     $ 3,708,250           $ 1,165,782
                                                                ===========           ===========
Basic and diluted income per share                              $     14.88           $      4.68
                                                                ===========           ===========

Weighted average number of common stock outstanding:
     basic and diluted                                              249,198               249,198
                                                                ===========           ===========

                See condensed notes to the financial statements.

                                 SCORE ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Expressed in U.S. Dollars)

                                                                               Three Months Ended March 31,
                                                                                2002                     2001
Cash Flows From Operating Activities
------------------------------------
Net income                                                                  $ 3,708,250                 $ 1,165,782
Adjustments to reconcile net income to
   Net cash used in operating activities:
     Minority interest                                                          218,452                           -
     Gain on sale of 22% interest in subsidiary                              (2,729,250)                          -
     Depreciation of property and equipment                                     392,538                     292,488
Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                (971,124)                    130,168
     Increase in other receivables, deposits and prepayments                     (5,940)                 (1,423,539)
     (Increase) decrease in inventories                                          (3,440)                     26,127
     Decrease in accounts payable                                              (269,038)                   (576,228)
     Increase (decrease) in other payables and accrued expenses              (1,249,419)                    277,940
     Increase in income taxes payable                                           161,521                     101,372
                                                                            -----------                 -----------
Total adjustments                                                            (4,455,700)                 (1,171,672)
                                                                            -----------                 -----------
Net cash flows used in operating activities                                    (747,450)                     (5,890)

Cash Flows From Investing Activities
------------------------------------
     Purchase of property and equipment                                      (2,294,058)                   (383,280)
     Deposit on property and equipment                                         (213,419)                          -
     Proceeds from sale of 22% interest of subsidiary                         2,429,024                           -
                                                                            -----------                 -----------
Net cash flows provided by (used in) investing activities                       (78,453)                   (383,280)
                                                                            -----------                 -----------
Cash Flows From Financing Activities
------------------------------------
     Borrowing on (repayment of) amount payable to stockholders                       -                     248,193
     Issue of shares by newly formed indirect subsidiary                      3,643,537                           -
     Net short-term borrowings - bank                                           734,193                       6,672
                                                                            -----------                 -----------
Net cash flows provided by financing activities                               4,377,730                     254,865
                                                                            -----------                 -----------
Increase in cash and cash equivalents                                         3,551,827                    (134,305)
Cash and cash equivalents, beginning of year                                    566,449                     239,909
                                                                            -----------                 -----------
Cash and cash equivalents, end of year                                      $ 4,118,276                 $   105,604
                                                                            ===========                 ===========
Cash paid for:
     Interest                                                                     2,843                       5,633
     Income taxes                                                                     -                           -


                See condensed notes to the financial statements.

                                 SCORE ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference to the Company's 2001 Annual Report on Form 10-KSB, as amended. Our results for the three months ended March 31, 2002 may not be indicative of our results for the twelve months ended December 31, 2002.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICY

The Company accounts for gains or losses arising from issuances of a subsidiary's stock in the consolidated financial statements in accordance with SEC Staff Accounting Bulletin 51 Topic 5.H and presents the item in the consolidated income statement as non-operating income.

NOTE 3 - NON-OPERATING INCOME

On March 6, 2002, we completed a corporate reorganization of our subsidiaries in preparation for a listing of the shares of our subsidiary, Fu Cheong International Holdings Ltd., incorporated in the Cayman Islands ("Fu Cheong"), on the Hong Kong Stock Exchange. Fu Cheong was formed as a subsidiary of Advanced Technology International Holdings Limited ("Advanced Technology") for the purpose of owning the Company's operating subsidiaries, including Lassie Palace Limited. The Company, through its direct subsidiary, Advanced Technology, owned 816,000,000 shares of common stock, par value HK$0.01, or 80%, of Fu Cheong. Pursuant to an underwritten initial public offering of Fu Cheong's shares of common stock, the Company sold 120,000,000 of its Fu Cheong's shares for HK$0.20 per share, Fu Cheong sold a total of 135,000,000 of its new shares through underwriters in a private placement. Additionally, Fu Cheong sold 45,000,000 new shares of common stock on the public market for HK$0.20 per share. In connection with the offering, Fu Cheong also obtained a listing for its shares on the Main Board of the Hong Kong Stock Exchange. As of March 31, 2002, Fu Cheong had 1,200,000,000 shares of common stock issued and outstanding. The Company received gross income of approximately $3,077,000 (before taking into account for the related expenses incurred) from the sale of its Fu Cheong shares, decreasing its ownership interest in Fu Cheong to 58%. No deferred income taxes have been provided for in this non-operating income since this gain is not subject to the tax regulatory regimes of any countries.

NOTE 4 - SUBSEQUENT EVENTS

On May 2, 2002, the Company created a new class of Non-Voting Series A Convertible Preferred Stock, which was approved by the Board of Directors on April 15, 2002. The authorized number of shares of Series A Preferred Stock is 500,000 shares, par value of $0.001, convertible into one fully paid and nonassessable share of the Company's common stock at any time after the first anniversary of the original issue date. In the event of any capital adjustments to the common stock, such as stock splits or stock dividends, the number of conversion shares is proportionately adjusted. The holders of Series A Preferred Stock are not entitled to any dividend rights or voting rights. There have been no shares of Series A Preferred Stock issued as of the date of this filing, although the Board has authorized the issuance of the shares at a price which is not less than 20% below the average closing price of the Company's stock for the five trading days immediately prior to the sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

         The following discussion should be read in conjunction with Score One, Inc.'s ("we," "us," or the "Company") financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information.
When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

Critical Accounting Policies And Estimates

         Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         The Company accounts for gains or losses arising from issuances of a subsidiary's stock in the consolidated financial statements in accordance with SEC Staff Accounting Bulletin 51 Topic 5.H and presents the item in the consolidated income statement as non-operating income. Management does not expect similar transactions to occur in future years.

Nature of the Company's Present Operations

         Score One, Inc. was incorporated in Nevada on June 7, 1996. Our shares are voted on the OTC Bulletin Board in the United States. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of our subsidiaries, Advanced Technology International Holdings Limited ("Advanced Technology"), World Top Development Ltd. (owner of King Peace Ltd. which in turn owns Jiangyin Jintai Laminated Board Co. Ltd. (formerly known as Jiangyin Kaicheng Copper Clad Laminated Sheet Co. Ltd.)) and Fu Cheong International Holdings Ltd ("Fu Cheong"). The Company cannot ensure that it will be commercially or economically viable business operation. It will face all of the risk inherent in a new business, the majority of which is beyond the control of the management of both of the Company and our subsidiaries.

         The downturn of the Asian economy, as well as the global economy, in the year 2001 impacted many of our competitors, forcing some to close factories. However, the demand for PCBs has seen an increase in the first quarter of 2002. We believe this increase will be reflected in higher sales for the Company in 2002. Economic indicators indicate that the U.S. and Asian economies are recovering and we anticipate that the Company will benefit from these recoveries. Additionally, the recent admission of China as a member of the World Trade Organization has seen a greater number of corporations moving to set up factories in China to produce their electrical consumer products and directly supply the China market.

         Over the three months ended March 31, 2002, the Company has focused on building shareholder value and improving our capacity for productivity. Net sales, net income available to common stockholders and gross margin for the three months ended March 31, 2002 were $5,982,244, $3,708,250 and $1,763,111, respectively. As we enter the second and third fiscal quarters (the peak season for our business), we expect turnover to increase as compared with the period ended March 31, 2002 and to remain stable as compared to the second and third quarters in 2001. Since the volume of electrical consumer product sales is decreasing, management has decided to focus more effort and resources on the production of high density PCBs and high electric resistance conductive carbon PCBs. The high electric resistance conductive carbon PCBs are used in game products such as Joy-stick and Playstation 2. We believe that toy and game markets will be one of the first sectors in the industry to recover in 2002 from the impact of the global economic downturn.

         The Company expects to continue to purchase equipment and hire new employees as is commensurate with the growth of the business. In addition, we will continue to invest more funds in research for product development. The Company knows of no trends that are expected to affect the cost of labor or materials, and sales are expected to be stable over the next nine months.

Results of Operations

Three Month Period Ended March 31, 2002 Compared to Three Month Period Ended March 31, 2001

         The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three-month periods ended March 31, 2002 and 2001. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:

                                                              Three-month period ended
                                                                     March 31,
(U.S. Dollars in thousands)                                  2002                  2001
                                                       -----------------------------------
Net sales                                                    $ 5,982             $ 5,641
     Cost of sales                                            (4,219)             (4,039)
                                                             -------             -------
Gross margin                                                   1,763               1,602
     Gross profit margin                                        29.5%               28.4%
Selling expenses                                                 (27)                (21)
General and administrative expenses                             (429)               (321)
                                                             -------             -------
Operating income                                               1,307               1,260
Other income / (expenses)                                         (2)                  7
     Minority interest                                          (218)                  -
                                                             -------             -------
Net income from operations before income taxes                 1,087               1,267
     Provision for income taxes                                 (108)               (101)
                                                             -------             -------
Income before non-operating income                               979               1,166
Non-operating income                                           2,729                   -
                                                             -------             -------
Net income available to common stockholders                  $ 3,708             $ 1,166
                                                             =======             =======
Basic and diluted income per share                           $ 14.88             $  4.68
                                                             =======             =======

Weighted average number of common stock
   outstanding -- basic and diluted                          249,198             249,198
                                                             =======             =======

               See condensed notes to the financial statements.

Revenue and Gross Profit Margin

         Net sales for the quarter ended March 31, 2002 increased by $341,057 to $5,982,244, as compared to $5,641,187 for the corresponding period in 2001. The increase reflected the increase in the demand for PCB in the first quarter of 2002. During the quarter ended March 31, 2002, the Company continued to shift its focus to high margin PCBs, which are expected to be the mainstream of the PCB industry for telecommunication products. New equipment has been purchased during the year for the production of "high density" double-sided PCBs, a new series of products that was introduced to clients during the second half of 2001. As a result, the total revenue for the quarter ended March 31, 2002 increased 6%, as compared to the corresponding quarter in 2001 when the Company concentrated mainly on the traditional single and double-sided PCBs.

         The increase in gross margin from $1,602,286 for the quarter ended March 31, 2001 to $1,763,111 for the comparable period in 2002 was the result of the introduction of "high density" double-sided PCBs, which gross profit margin is slightly higher than the traditional single and double-sided PCBs, during the current reporting period.

Other Income (Expense)

         Total other expenses during the quarter ended March 31, 2002 were $2,051, as compared with total other income of $6,328 in the corresponding period in 2001. This 132% decrease in total other income in the quarter ended March 31, 2002, as compared with the corresponding period in 2001, was due primarily to a decrease in other income of $11,586 from $11,907 in the quarter ended March 31, 2001 to $321 in the comparable period in 2002. This 97% decrease in other income was a result of a reduction of income from the resale of scraps from the production of traditional type PCBs. Financial expenses were included in total other income (expenses) and mainly attributable to interest and bank charges spent on maintaining the trust receipt loan facilities for the provision of working capital flexibility. The Company maintained no other outside debt and did not have any interest expense on long-term debt facilities.

Selling Expenses

         Selling expenses increased by $6,786, or 33%, to $27,315 for the quarter ended March 31, 2002, as compared with $20,529 in the corresponding period in 2001. The increase in laboratory testing, custom declaration costs, transportation related costs and travel expenses contributed to the majority of the increase in selling expenses in the three months ended March 31, 2002, as compared with the comparable period in 2001.

General and Administration Expenses

         General and administration expenses increased by approximately $107,682, or 34%, to $428,613 for the quarter ended March 31, 2002, from $320,931 for the corresponding period in 2001. The following events occurring during the quarter ended March 31, 2002, contributing to the overall increase in general and administration expenses:

         (a) Staff Salaries and Allowances and Directors' Remuneration - During the three month period ended March 31, 2002, a total of $146,429 was recorded, an increase of $24,756 over the same corresponding period in 2001. The increase was the result of expansion of our management team in Hong Kong and our sales team hired to promote the Company's products in the Peoples Republic of China.

         (b) Advertising Expenses - During the three month period ended March 31, 2002, a total of $29,342 was recorded, an increase of $26,660 over the same corresponding period in 2001. This increase in expenses can be attributed to advertising for Fu Cheong.

         (c) Automobile Expenses - During the three month period ended March 31, 2002, a total of $45,467 in automobile expenses were recorded, an increase of $35,979 over the same corresponding period in 2001. This increase in expenses was the result of a certain amount of repairs and maintenance expenses which were incurred by the Company during the three month period ended March 31, 2002.

         (d) Entertainment Expenses - During the three month period ended March 31, 2002, a total of $27,518 in entertainment expenses were recorded, an increase of $16,537 over the same corresponding period in 2001. This increase in expenses can be attributed to advertising for our indirect subsidiary, Fu Cheong, which is listed on the Hong Kong Stock Exchange.

Business Tax

         Business tax increased by $53,840 for the quarter ended March 31, 2002, as compared to the same period in 2001. The increase was due to the additional provision for business tax the Company has made as a matter of prudence. Such provision will be made until either there is a change in the mode of operation and/or there is a change in the tax regulatory regimes in China.

Income Taxes

         Income taxes payable increased from $101,372 for the quarter ended March 31, 2001 to $107,680 for the comparable period in 2002. This increase was a result of the overestimation of income tax liability for the quarter ended March 31, 2001. The Company believes that we should not be liable for taxation in China because none of the Company's subsidiaries have a permanent establishment or mode of operations in China, and, therefore, their sales and purchase contracts concluded with Chinese entities are not subject to Chinese taxation. Further, the Company should not be liable for taxation in Hong Kong as none of the Company's subsidiaries derive income in Hong Kong and, therefore, are not subject to Hong Kong's Inland Revenue Tax. However, full provision for the potential Chinese tax liabilities in connection with our subsidiary Horn Kingdom has been made by the Company as a cautionary measure and this cumulative provision will not be written back in the foreseeable future. Further provision for these potential taxes will be made in the future until either there is a change in the mode of operation of and/or there is a change in the tax regulatory regimes in China. The basis for income taxes are 5% on turnover for business tax and 10% on gross profit for income taxes.

Net Income

         For the quarter ended March 31, 2002, the Company had net income available to common stockholders of $3,708,250, as compared to $1,165,782 the same period in 2001. This was an increase of $2,542,468 or 218%. This increase in net income was primarily the result of non-operating income on the sale of 22% of our subsidiary Fu Cheong. Excluding this income, net profit would have been $979,000, a decrease of $186,782 from the corresponding period in 2001. This decrease was the result of an increase in general and administrative expenses during the three months ended March 31, 2002, in particular, expenses incurred in connection with the Fu Cheong initial public offering.

Earning Per Share

         Earning per share for the quarter ended March 31, 2002 was $14.88, an increase of $10.20 from the corresponding period in 2001. The increase was due to non-operating income on the sale of 22% of a subsidiary. Excluding this gain, earnings per share would have been $3.93, a decrease of $0.75 from the corrsponding period in 2001.

                         Liquidity and Capital Resources

Cash and Cash Equivalents

         Cash and cash equivalents were $4,118,276 as of March 31, 2002. This represents an increase of $3,551,827 from March 31, 2001. The increase, due to an increase in cash flow provided by financing activities, accounting for approximately $4,377,730, as compared with $254,865 for the period ended
March 31, 2001, and $2,429,024 from the sale of 22% of a subsidiary, which increase was primarily offset by capital spending of $2,294,058 for the purchase of property and equipment, $213,419 for deposits on property and equipment and $747,450 of net cash flows used in operating activities. The strong cash position of the Company as of March 31, 2002, as compared to the same period ended in 2001, was primarily a result of approximately $2,429,024 in aggregate proceeds from the sale of our 22% interest in our subsidiary, Fu Cheong, upon its successful completion of an underwritten public offering in Hong Kong.

         Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities. On
May 2, 2002, the Company created a new class of 500,000 shares of Non-Voting Series A Convertible Preferred Stock which are convertible into Common Stock after one year on a one-for-one basis. The Company authorized the issuance of these shares in a private offering pursuant to Regulation S under the Securities Act of 1933 at a conversion price of not less than 20% of the average closing price for the Company's shares for the five days preceding the sale. Proceeds from the sale of these shares will be used for working capital. At this time the Company has sufficient resources to meet its commitments.

Changes in Assets and Liabilities

         Accounts receivable increased by $971,124 from $6,105,881 as of December 31, 2001 to $7,077,005 as of March 31, 2002. The increase was primarily due to a longer collection cycle resulting from the unfavorable economic climate after the terrorist attacks on September 11, 2001 and the steady increase in growth in sales volume which began in March 2002. Other payables and accrued expenses have decreased by $1,249,419 from $1,619,507 as of December 31, 2001 to $370,088 as of March 31, 2002. The decrease in other payables and accrued expenses is attributable to the Company's strong cash flow position, which resulted from our repayment of the outstanding purchase consideration from our investment in Jiangyin JinTai Laminated Board Co. Ltd. ("Jiang Yin"), which we acquired last year, from the proceeds received from a placement of shares of a newly formed indirectly subsidiary of the Company. Although the accounts receivable increased in the quarter ended March 31, 2002, as compared with the balance as of December 31, 2001, we believe that our customers are financially stable and we feel our credit policy is sound and, therefore, we have made no provision for bad debt for the quarter ended
March 31, 2002.

Non-operating Income

          Non-operating income in the amount of $2,729,250 was the result from the proceeds of a placement of shares of an indirect subsidiary of the Company. These proceeds were then used to pay for the outstanding consideration in respect of the acquisition of the assets of Jiang Yin, a wholly foreign owned enterprise established in the Peoples Republic of China whose principal activities are the manufacture and sale of copper clad laminated sheets.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings, which if decided adversely to the Company, would likely either individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             None

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCORE ONE, INC.

Date:  May 17, 2002                    By:  /S/ WING CHEONG HO
                                            -----------------------------------
                                            Name:  Wing Cheong Ho
                                            Title:  President