Form 10QSB
period 2002-06-30
SCORE ONE INC
filed 2002-08-15
CIK 1090062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________

                         Commission file number: 0-26717

                                 SCORE ONE, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                       88-0409164
   -------------------------------                     -------------------
   (State or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                     Identification No.)

                                Unit 2, 34 Floor
                                 Cable TV Tower
                                9 Hoi Shing Road
                              TSUEN WAN, HONG KONG
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, there were 249,198 shares of common stock issued and outstanding.

                                   FORM 10-QSB

                                 SCORE ONE, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEET

                   CONSOLIDATED STATEMENTS OF INCOME

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS

         ITEM 2.   CHANGES IN SECURITIES

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                 SCORE ONE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002


(Expressed in U.S. Dollars)
ASSETS
Current assets:
     Cash and cash equivalents                              $ 1,348,775
     Accounts receivable                                      5,884,707
     Other receivables, deposits and prepayments                886,840
     Inventories                                              1,032,490
                                                            -----------
Total current assets                                          9,152,812
Plant and equipment, net                                      9,885,214
Other investment                                              1,277,041
                                                            -----------
Total assets                                                $20,315,067
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings - bank                           $   260,711
     Accounts payable                                         2,519,776
     Other payables and accrued expenses                        884,137
     Amount due to stockholders                                  94,073
                                                            -----------
Total current liabilities                                     3,758,697
Long-term liabilities
     Income taxes payable                                     2,838,714
                                                            -----------
Total liabilities                                             6,597,411

Minority interest                                             5,112,728

Stockholders' equity
   Preferred stock, $0.001 par value, authorized
   5,000,000 shares; Series A convertible,
   authorized 500,000 shares, issued and
   outstanding 138,181 shares                                       138
   Common stock: $0.001 par value, authorized
   515,625 shares; issued and outstanding
   249,198 shares                                                   249
Additional paid-in capital                                      168,233
Retained earnings                                             8,463,368
Accumulated other comprehensive loss                            (27,060)
                                                            -----------
Total stockholders' equity                                    8,604,928
                                                            -----------
Total liabilities and stockholders' equity                  $20,315,067
                                                            ===========

                See condensed notes to the financial statements.

                                 SCORE ONE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(Expressed in U.S. Dollars)

                                                             Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                             2002           2001           2002              2001
                                                        ------------------------------------------------------------
Net sales                                               $ 7,085,942     $ 7,205,495     $13,068,186     $12,846,682
Cost of revenues                                         (5,094,284)     (5,187,702)     (9,313,417)     (9,226,603)
                                                        ------------------------------------------------------------
Gross margin                                              1,991,658       2,017,793       3,754,769       3,620,079

Selling expenses                                            (27,766)        (33,793)        (55,081)        (54,322)
General and administrative expenses                        (466,636)       (376,816)       (895,249)       (697,747)
                                                        ------------------------------------------------------------
Amortization of goodwill                                          -        (185,801)              -        (185,801)
                                                        ------------------------------------------------------------
Operating income                                          1,497,256       1,421,383       2,804,439       2,682,209

Other income (expenses)
     Interest income                                         14,954           1,855          15,425           1,910
     Other income                                            14,236           5,937          14,557          17,844
     Interest expense                                       (18,132)        (30,495)        (20,975)        (36,129)
                                                        ------------------------------------------------------------
Total other income (expenses)                                11,058         (22,703)          9,007         (16,375)

Minority interest                                          (602,292)       (103,956)       (820,744)       (103,956)
                                                        ------------------------------------------------------------
Net income from operations before income taxes              906,022       1,294,724       1,992,702       2,561,878

Provision for income taxes                                 (141,719)       (109,534)       (249,399)       (210,906)
                                                        ------------------------------------------------------------

Income before non-operating income                          764,303       1,185,190       1,743,303       2,350,972

Non-operating income (Note 3)                                     -       4,013,692       2,729,250       4,013,692
                                                        ------------------------------------------------------------

Net income available to common stockholders             $   764,303     $ 5,198,882     $ 4,472,553     $ 6,364,664
                                                        ============================================================

Basic and diluted income per share
   Operating income                                     $      3.07     $      4.76     $      7.00     $      9.43
   Non-operating income                                           -           16.11           10.95           16.11
                                                        ------------------------------------------------------------
Total basic and diluted income per share                $      3.07     $     20.86          $17.95     $     25.54
                                                        ------------------------------------------------------------

Weighted average number of common stock outstanding:
     basic and diluted                                      249,198         249,198         249,198         249,198
                                                        ------------------------------------------------------------

                See condensed notes to the financial statements.

                                 SCORE ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Expressed in U.S. Dollars)

                                                                                   Six Months Ended June 30,
                                                                                     2002           2001
                                                                                ------------------------------
Cash Flows From Operating Activities
Net income                                                                      $  4,472,553    $  6,364,664
Adjustments to reconcile net income to net cash used in
   operating activities:
     Minority interest                                                               820,744         103,956
     Non operating income                                                         (2,729,250)     (4,013,692)
     Depreciation of property and equipment                                          973,851         758,039
Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                      221,174        (590,059)
     (Increase) decrease in other receivables, deposits and prepayments                3,459       2,981,090
     (Increase) decrease in inventories                                              (50,097)        (43,208)
     Increase (decrease) in accounts payable                                         658,148         552,252
     Increase (decrease) in other payables and accrued expenses                     (735,370)       (754,684)
     Increase (decrease) in income taxes payable                                     374,099         870,650
                                                                                ------------    ------------
Total adjustments                                                                   (463,242)       (135,656)
                                                                                ------------    ------------
Net cash flows provided by operating activities                                    4,009,311       6,229,008

Cash Flows From Investing Activities
     Purchase of property and equipment                                           (7,205,005)       (639,388)
     Deposit for establishing subsidiary                                            (837,221)              -
     Related party loans                                                                   -        (516,765)
     Purchase of subsidiary                                                                -     (10,037,214)
     Advance to other investment                                                    (641,026)              -
     Sales of stock by subsidiary                                                  2,429,024       4,615,384
                                                                                ------------    ------------
Net cash flows used in investing activities                                       (6,254,228)     (6,577,983)
                                                                                ------------    ------------

Cash Flows From Financing Activities
     Proceeds from the issuance of preferred stock                                   100,353               -
     Proceeds from the issuance of new shares by subsidiary                        3,643,537               -
     Net short-term borrowings - bank                                               (716,647)        510,846
                                                                                ------------    ------------
Net cash flows provided by financing activities                                    3,027,243         510,846
                                                                                ------------    ------------

Increase in cash and cash equivalents                                                782,326         161,871
Cash and cash equivalents, beginning of year                                         566,449         239,909
                                                                                ------------    ------------
Cash and cash equivalents, end of year                                          $  1,348,775    $    401,780
                                                                                ============    ============

Cash paid for:
     Interest                                                                   $     20,975    $     36,219
                                                                                ------------    ------------
     Income taxes                                                                          -               -
                                                                                ------------    ------------

                See condensed notes to the financial statements

                                 SCORE ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference to the Company's 2001 Annual Report on Form 10-KSB, as amended. Our results for the six months ended June 30, 2002 may not be indicative of our results for the twelve months ending December 31, 2002.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICY

The Company accounts for gains or losses arising from issuances of a subsidiary's stock in the consolidated financial statements in accordance with SEC Staff Accounting Bulletin 51 Topic 5.H and presents the item in the consolidated income statement as non-operating income. Additionally, the Company must also recognize losses for stock issuances by a subsidiary that result in decreases in its proportionate share of the dollar amount of the subsidiary's equity. When a subsidiary issues securities at prices at less than the parent's carrying value per share, the Company must assess whether the investment has been impaired, in which case a provision should be reflected in the income statement.

NOTE 3 - NON-OPERATING INCOME

Non-operating income represents the following for the six months ended June 30:

June 30, 2001. In May 2001, Advanced Technology International Holdings Limited ("Advanced Technology") sold 20% of the existing issued share capital of Lassie Palace Limited, an indirect subsidiary of Advanced Technology, to four unrelated investors for a consideration of HK$36,000,000, or 200 shares at HK$180,000 per share. On May 23, 2001, Fu Cheong International Holdings Ltd., incorporated in the Cayman Islands ("Fu Cheong"), became the holding company of Lassie Palace Limited. Fu Cheong was formed as a subsidiary of Advanced Technology for the purpose of owning the Company's operating subsidiaries, including Lassie Palace Limited. The disposal of 20% in Lassie Palace Limited occurred prior to the listing of Fu Cheong on the Main Board of the Hong Kong Stock Exchange. The Company, through its direct subsidiary, Advanced Technology, owned 1,000 shares of US$1.00 par value common stock before the transaction and 800 shares of US$1.00 par value common stock after the transaction, decreasing its ownership interest in Advanced Technology to 80%. Accordingly, minority interest (20%) calculated to HK$4,693,200 based on the net assets of Fu Cheong at May 31, 2001of HK$23,466,000, resulting in a net gain on the transaction of HK$31,306,800, or

US$4,013,692. No deferred income taxes have been provided for in this non-operating income since this gain is not subject to the tax regulatory regimes of any countries.

June 30, 2002. On March 6, 2002, the Company completed a corporate reorganization of its subsidiaries in preparation for a listing of the shares of its subsidiary, Fu Cheong, on the Hong Kong Stock Exchange. The Company, through its direct subsidiary, Advanced Technology, owned 816,000,000 shares of common stock, par value HK$0.01, or 80%, of Fu Cheong. Pursuant to an underwritten initial public offering of Fu Cheong's shares of common stock, the Company sold 120,000,000 of its Fu Cheong's shares for HK$0.20 per share, Fu Cheong sold a total of 135,000,000 of its new shares through underwriters in a private placement. Additionally, Fu Cheong sold 45,000,000 new shares of common stock on the public market for HK$0.20 per share. In connection with the offering, Fu Cheong also obtained a listing for its shares on the Main Board of the Hong Kong Stock Exchange. As of June 30, 2002, Fu Cheong had 1,200,000,000 shares of common stock issued and outstanding. The Company received gross income of approximately $3,077,000 (before taking into account for the related expenses incurred) from the sale of its Fu Cheong shares, decreasing its ownership interest in Fu Cheong to 58%. No deferred income taxes have been provided for in this non-operating income since this gain is not subject to the tax regulatory regimes of any countries.

NOTE 4 - EARNINGS PER SHARE

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings (loss) per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from convertible preferred stock because its effect is antidilutive.

The computation of basic earnings per share is as follows:

                                                            Three Months  Three Months    Six Months      Six Months
                                                               Ended         Ended           Ended          Ended
                                                              6/30/02       6/30/01         6/30/02        6/30/01
                                                            ------------  ------------    ----------      ----------
Numerator-Income before non-operating income                  764,303      1,185,190       1,743,303      2,350,972
Numerator-Non-operating income (Note 3)                             -      4,013,692       2,729,250      4,013,692
                                                             --------     ----------      ----------     ----------
Numerator-Net income available to common stockholders        $764,303     $5,198,882      $4,472,553     $6,364,664
                                                             ========     ==========      ==========     ==========

Denominator-Weighted average number of common shares
outstanding                                                   249,198        249,198         249,198        249,198
                                                             ========     ==========      ==========     ==========

Basic and diluted income per common share
   Operating income                                          $   3.07     $     4.76      $     7.00     $     9.43
   Non-operating income                                             -          16.11           10.95          16.11
                                                             --------     ----------      ----------     ----------
Total basic and diluted income per share                     $   3.07     $    20.86      $    17.95     $    25.54
                                                             ========     ==========      ==========     ==========

NOTE 5 - PREFERRED STOCK

On May 2, 2002, the Company created a new class of Non-Voting Series A Convertible Preferred Stock, which was approved by the Board of Directors on April 15, 2002. The authorized number of shares of Series A Preferred Stock is 500,000 shares, par value of $0.001, convertible into one fully paid and non-assessable share of the Company's common stock at any time after the first anniversary of the original issue date. In the event of any capital adjustments to the common stock, such as stock splits or stock dividends, the number of conversion shares is proportionately adjusted. The holders of Series A Preferred Stock are not entitled to any dividend rights or voting rights. During the quarter ended June 30, 2002, the Company sold 138,181 shares of Series A preferred stock for gross proceeds of $2,224,305. As of June 30, 2002, after deducting costs incurred in connection with the issuance in the aggregate amount of $2,075,615 and recognizing $48,337 as current assets, the Company received net proceeds of $100,353. Subsequent to the quarter end, the Company sold an additional 61,492 shares for gross proceeds of $946,981.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

     Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Score One, Inc. and Subsidiaries (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

     o Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the consolidated financial statements are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

     o Recent accounting pronouncements - This sections provides an update on the Financial Accounting Standards Board's recent accounting pronouncements.

     o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     o Nature of the Company's present operation and future trends. This section provides a general description of the Company's business, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

     o Future prospects. This section provides a discussion on events that are likely to have an impact on short-term or long-term liquidity.

     o Results of operations. This section provides an analysis of the Company's results of operations for the second quarter of 2002 relative to that of 2001. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

     o Liquidity and capital resources. This section provides an analysis of the Company's financial condition and cash flows as of and for the six months ended June 30, 2002.

Caution Concerning Forward Looking Statements

     The following discussion should be read in conjunction with Score One, Inc.'s ("we," "us,"or the "Company") financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," "intends," "will" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company has not had a chance to review what impact this standard may have on its financial statements.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Other investments. We consider our accounting policy for investments in affiliated companies ("other investments") and provisions for impairment losses to be affected by management judgments and/or uncertainties. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of other investments, or whether the remaining balance of other investments should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that other investments should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by $1,277,041. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. These assets represent approximately 5.7% of our total assets at June 30, 2002.

     Accounting of Sales of Stock by a Subsidiary. The Company accounts for gains or losses arising from issuances of a subsidiary's stock in the consolidated financial statements in accordance with SEC Staff Accounting Bulletin 51 Topic 5.H ("SAB 51") and presents the item in the consolidated income statement as non-operating income. Management does not expect similar transactions to occur in future years, nor does the Company intend to spin-off its subsidiary to shareholders or contemplate reacquisition of the shares. The Company's income statement treatment in consolidation for issuances of stock by a subsidiary represents a choice among alternative accounting methods and, therefore, must be applied consistently to all stock transactions that meet the conditions for income statement treatment per SAB 51. SAB 51 does not allow the Company to selectively apply the guidance in the SAB by recognizing the impact of certain issuances by a subsidiary in the income statement and other issuances as equity transactions.

Nature of the Company's Present Operations

     Score One, Inc. was incorporated in Nevada on June 7, 1996. Our shares are voted on the OTC Bulletin Board in the United States. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of our subsidiaries, Advanced Technology International Holdings Limited ("Advanced Technology"), World Top Development Ltd. (owner of King Peace Ltd., which in turn owns Jiangyin Jintai Laminated Board Co. Ltd. (formerly known as Jiangyin Kaicheng Copper Clad Laminated Sheet Co. Ltd.) ("Jiangyin")) Fu Cheong International Holdings Ltd. ("Fu Cheong") and Wisdom World Limited, formed on June 7, 2002 ("Wisdom World"). The Company cannot ensure that it will be commercially or economically viable business operation. It will face all of the risk inherent in a new business, the majority of which is beyond the control of the management of both of the Company and our subsidiaries.

     The PCB manufacturing industry has become increasingly globalized. While the downturn of the Asian economy, as well as the global economy, in the year 2002 has continued to adversely impact our competitors, we face increasing competition from PCB manufacturers with operations around the globe. In addition, the recent admission of the Peoples Republic of China (the "PRC") into World Trade Organization has allowed a greater number of corporations to set up factories in China to produce their electrical consumer products and directly supply the China market. Now these global competitors are all competing to produce a high quality, technically competitive product at the lowest price. We are aware that price will remain an integral part of our ability to compete, and we are continually seeking methods to manufacture in a more cost-effective manner. We emphasize our high quality standards (ISO 9001 and ISO 9002), a comparatively long history of operating in China, a hard working company culture and goodwill with our existing client base. We remain confident in our mix of competitive pricing and established qualitative factors.

     During the three months ended June 30, 2002, the Company has continued to focus on building shareholder value and improving our capacity for productivity. Net sales, net income available to common stockholders and gross margin for the three months ended June 30, 2002 were $7,085,942, $764,303 and $1,991,658, respectively. As we complete the second and enter the third fiscal quarters, the peak season for our business, we expect turnover to increase as compared with the period ended June 30, 2001 and to remain stable as compared to the second and third quarters in 2001. We are continuing to focus more efforts and resources on the production of high density PCBs and high electric resistance conductive carbon PCBs. The high electric resistance conductive carbon PCBs are used in game products such as Joy Stick and Playstation 2. We believe that toy and game markets will be one of the first sectors in the industry to recover in 2002 from the impact of the global economic downturn.

     The Company expects to continue to purchase equipment and focus on hiring and training new employees as is commensurate with the growth of the business. While the Company has no plans to acquire plant in the next fiscal quarter, we will continue to acquire machinery and equipment for replacement purposes and for the expansion of our product lines as necessary. In addition, we will continue to invest more funds in research for product development.

     While the Company knows of no trends that are expected to affect the cost of labor or materials and expects sales to be stable over the next six months, the impact of the recent U.S. accounting scandals, the increasingly tense relations between the PRC and Taiwan and the threat of growing tensions between the U.S. and Iraq all could have a negative affect on the global economy generally and our Company's performance in particular.

Future Prospects

     In a report issued in May, 2002, the Copper Clad Laminates Association ("CCLA") reported that the global economic downturn had relatively less impact on the demand for copper clad laminates in China than globally. The CCLA forecasted that demand for copper-clad laminates, which are used in Hi-Fi equipment, VCR's, DVD players, televisions and in high resolution televisions and monitors should reach annual production levels similar to those seen in 2002. In order to meet this growing demand management has decided to invest in the construction of a new factory in Shanghai, China. This new factory in Shanghai, which will be held by our newly formed subsidiary Wisdom World, will be dedicated to the manufacture of V0 copper-clad laminate boards. The total investment for the new factory is estimated at $10,470,000. We plan to fund the construction in part with the proceeds of a loan of $2,564,000, the terms of which are currently being negotiated with Dah Sing Bank Limited, and, if necessary, a raise of additional capital through an equity financing. March 2003 is the target date for pilot production and we plan to start actual production in June 2003. We estimate the production capacity of this factory at 2.4 million pieces of copper-clad laminate per annum.

     V0 copper-clad laminate board has shown itself to be a much more reliable product than the popular 94HB copper-clad laminate board traditionally used in the industry. We believe that given its track record for reliability, it is inevitable that the V0 will eventually replace the 94HB. Our objective is to make the V0 copper-clad laminate board a new core product of the Company and we believe that by using newly developed sophisticated machinery imported from Japan and Taiwan this new product has the potential of favorably impacting the Company's overall financial performance. By summer of 2003, we hope to be a competitor in the copper-clad laminates market.

Results of Operations

Three Month and Six Month Periods Ended June 30, 2002 as Compared to Three Month and Six Month Periods Ended June 30, 2001

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three and six month periods ended June, 2002 and 2001. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:

                                                  Three month period ended   Six month period ended June 30,
                                                            June 30,
(U.S. Dollars)                                        2002            2001          2002           2001
                                                  ---------------------------------------------------------
Net Sales                                         $ 7,085,942    $ 7,205,495    $13,068,186    $12,846,682
     Cost of sales                                 (5,094,284)    (5,187,702)    (9,313,417)    (9,226,603)
                                                  ---------------------------------------------------------
Gross margin                                        1,991,658      2,017,793      3,754,769      3,620,079
     Gross profit margin
Selling expenses                                      (27,766)       (33,793)       (55,081)       (54,322)
General and administrative expenses                  (466,636)      (376,816)      (895,249)      (697,747)
Amortization of goodwill                                    -       (185,801)             -       (185,801)
                                                  ---------------------------------------------------------
Operating income                                    1,497,256      1,421,383      2,804,439      2,682,209
Other income / (expenses)                              11,058        (22,703)         9,007        (16,375)
     Minority interest                               (602,292)      (103,956)      (820,744)      (103,956)
                                                  ---------------------------------------------------------
Net income from operations before income taxes        906,022      1,294,724      1,992,702      2,561,878
     Provision for income taxes                      (141,719)      (109,534)      (249,399)      (210,906)
                                                  ---------------------------------------------------------
Income before non-operating income                    764,303      1,185,190      1,743,303      2,350,972
Non-operating income                                        -      4,013,692      2,729,250      4,013,692
                                                  ---------------------------------------------------------

Net income available to common stockholders       $   764,303    $ 5,198,882    $ 4,472,553    $ 6,364,664
                                                  =========================================================

Basic and diluted income per share
   Operating income                               $      3.07    $      4.76    $      7.00    $      9.43
   Non-operating income                                     -          16.11          10.95          16.11
                                                  ---------------------------------------------------------
Total basic and diluted income per common share   $      3.07    $     20.86    $     17.95    $     25.54
                                                  =========================================================

Weighted average number of common stock
   outstanding - basic and diluted                    249,198        249,198        249,198        249,198
                                                  ---------------------------------------------------------


                See condensed notes to the financial statements.

     Revenues. Net sales for the three months ended June 30, 2002, decreased by $119,553 to $7,085,942, from $7,205,495 for the corresponding period in 2001.
The decrease reflected the decrease in the demand and price for PCBs in the second quarter of 2002. Net sales for the six months ended June 30, 2002 increased by $221,504 to $13,068,186 from $12,846,682 for the corresponding period in 2001. Additionally, our effort to increase our customer base by contacting an increased number of potential clients has resulted in an increase travel related expenses by our sales team which has in turn impacted our total revenue. We also experienced an increase of $2,052 for the three months ended June 30, 2002, as compared to the comparable period in 2001, in survey and lab test expenses attributable to the testing for new production methods and new products in connection with the development of "high density" board. Our target customers for our PCBs are consumer products' manufacturers, producing products such as calculators. Even in an economic downturn these products tend to maintain a relatively stable sales market. We believe this customer base can provide us with stable net sales through further economic downturn.

     During the second quarter, the Company continued to shift its focus to "high density" high margin PCBs, which are expected to be the mainstream of the PCB industry for telecommunication products. The Company intends to continue to shift its focus to these high margin PCBs. New equipment has been purchased during the year for the production of these "high density" double-sided PCBs, a new series of products that was introduced to clients during the second half of 2001. As a result, the total revenue for the second quarter and the first half of 2002 decreased by 1.7% and increased by 1.7%, respectively, as compared to the corresponding three and six months in 2001 when the Company concentrated mainly on producing traditional single and double-sided PCBs.

     Gross margin. The decrease in gross margin from $2,017,793 for the three months ended June 30, 2002 to $1,991,658 and the decrease in cost of revenues for the second quarter of 2002 by $93,418, or 2%, as compared to the corresponding period in 2001, was the result of a corresponding decrease in net sales and the purchase of machinery and equipment and other related accrued expenses during the period.

     Selling Expense. Selling expense decreased by $6,027, or 18%, to $27,766 for the second quarter of 2002, as compared with $33,793 in the corresponding period in 2001. Selling expense for the six months ended June 30, 2002 and 2001 were $55,081 and $54,322, respectively. The increase in laboratory testing, custom declaration costs, transportation related costs and travel expenses were the primary contributing factors to the increase in selling expense in the second quarter and the first half of 2002, as compared with the comparable periods in 2001.

     General and Administration Expense. Our general and administration expenses consists of compensation and related fringe benefits for marketing and administrative employees, marketing and sales costs and all operations costs. General administrative expenses increased by approximately $89,820, or 24%, to $466,636 for the quarter ended June 30, 2002, from $376,816 for the corresponding period in 2001, and by $197,502, or 28%, to $895,249 for the six months ended June 30, 2002, from $697,747 for the corresponding period in 2001. The following events occurring during the quarter and the six months ended June 30, 2002, contributing to the overall increase in general and administration expense:

     (a) Courier Expense - During the three month period ended June 30, 2002, a total of $945 in courier expense was recorded, an increase of $731 over the corresponding period in 2001. The increase was the result of an increase in expenses for the delivery of legal documents and listing related documents in connection with Fu Cheong's listing of its shares on the Hong Kong Stock Exchange.

     (b) Advertising Expense - During the three month period ended June 30, 2002, a total of $52,077 in advertising expense was recorded, an increase of $51,131 over the corresponding period in 2001. This increase in expense can be attributed to costs incurred in the announcement of Fu Cheong listing of its shares on the Hong Kong Stock Exchange.

     (c) Repairs and Maintenance Expense - During the three month period ended June 30, 2002, a total of $994 in repair and maintenance expense was recorded, an increase of $595 over the same corresponding period in 2001. This increase in expense was the result of the purchase of machinery and equipment during the second quarter. Additionally, depreciation expense increased in accordance with the purchase of new machinery and equipment during the period.

     (d) Staff Salaries and Allowances and Directors' Remuneration Expense - During the three months ended June 30, 2002, a total of $36,073 in compensation expense was recorded, an increase of $3,919 over the corresponding period in 2001. This increase was attributable to the Company's hiring of additional workers to meet the needs or our increased production capacity over the period.

     (e) Automobile Expense - During the three months ended June 30, 2002, a total of $6,659 in automobile expense was recorded, a decrease of $1,389 over the same corresponding period in 2001. As a result of the decrease in net sales we experienced during the period, our delivery expenses decreased accordingly, impacting our overall automobile expense.

     (f) Entertainment Expense - During the three months ended June 30, 2002, a total of $20,524 of entertainment expense was recorded, an increase of $2,772 over the corresponding period in 2001. We expect entertainment expense to decrease with the completion of the process associated with the listing of Fu Cheong's shares on the Hong Kong Stock Exchange.

     Other Income (Expense). Total other income during the quarter ended June 30, 2002 was $11,058, as compared with total other (expense) of $22,703 in the corresponding period in 2001. This increase in total other income in the second quarter was due primarily to an increase in interest income of $13,099 from $1,855 in the quarter ended June 30, 2001 to $14,954 in the quarter ended June 30, 2001. For the six months ended June 30, 2002, other income, increased 155% to $9,007 from ($16,375). These increases in total other income in the quarter ended and the six months ended June 30, 2002, respectively, as compared with the corresponding periods in 2001, were due primarily to the interest income, expenses and from capital raised in the listing of Fu Cheong shares on the Hong Kong Stock Exchange. Financial expenses were included in total other (expenses) and mainly represented interest and bank charges spent on maintaining the trust receipt loan facilities for the provision of working capital flexibility. The Company did not have any significant interest expense on long-term debt facilities.

     Income Taxes. Income taxes payable increased to $141,719 for the second quarter in 2002, from $109,534 for the comparable period in 2001, and to $249,399 for the six months ended June 30, 2002, from $210,906 for the comparable period in 2001. This increase was the result of a $917,000 increase in the technical support services fees in Horn Kingdom. This increase in fees can be attributed to our increased technical support for high density PCB production and the testing of our new production line. We expect a similar situation in the third quarter. a slight increase in net sales and an increased provision for taxes corresponding to the increase in net sales. The Company believes that we should not be liable for taxation in PRC because none of the Company's subsidiaries have a permanent establishment or mode of operations in China, and, therefore, their sales and purchase contracts concluded with Chinese entities are not subject to Chinese taxation. Further, the Company should not be liable for taxation in Hong Kong as none of the Company's subsidiaries derive income in Hong Kong and, therefore, are not subject to Hong Kong's Inland Revenue Tax. However, full provision for the potential Chinese tax liabilities in connection with our subsidiary Horn Kingdom has been made by the Company as a cautionary measure and this cumulative provision will not be written back in the foreseeable future. Further provision for these potential taxes will be made in the future until either there is a change in the mode of operation of and/or there is a change in the tax regulatory regimes in China. The basis for income taxes are 5% on turnover for business tax and 10% on gross profit for income taxes. Business tax increased by $10,000 for the quarter ended June 30, 2002, as compared to the same period in 2001, and by $17,905 for the six months ended June 30, 2002, as compared to the same period in 2001. The increase was due to the additional provision for business tax the Company has made as a matter of prudence.

     Minority interest. Minority interest for the six months period ended June 30, 2002 was $820,744, compared to $103,956 for the same period in 2001, and $602,292 and $103,956 for the three months ended June 30, 2002 and 2001, respectively.

     Non-operating income. Non-operating income represents the following for the six months ended June 30, 2002 and 2001:

          June 30, 2001. In May 2001, Advanced Technology sold 20% of the existing issued share capital of Lassie Palace Limited, an indirect subsidiary of Advanced Technology, to four unrelated investors for HK$36,000,000, or 200 shares at HK$180,000 per share. On May 23, 2001, Fu
     Cheong, became the holding company of Lassie Palace Limited. Fu Cheong was formed as a subsidiary of Advanced Technology for the purpose of owning the Company's operating subsidiaries, including Lassie Palace Limited. The disposal of 20% of the existing share capital in Lassie Palace Limited occurred prior to the listing of Fu Cheong on the Main Board of the Hong Kong Stock Exchange. The Company, through its direct subsidiary, Advanced Technology, owned 1,000 shares of common stock before the transaction and 800 shares of common stock after the transaction, decreasing its ownership interest in Advanced Technology to 80%. Accordingly, minority interest (20%), calculated to HK$4,693,200 based on the net assets of Fu Cheong at May 31, 2001 of HK$23,466,000, resulting in a net gain on the transaction of HK$31,306,800, or $4,013,692. No deferred income taxes have been provided for in this non-operating income since this gain is not subject to the tax regulatory regimes of any countries.

          June 30, 2002. On March 6, 2002, the Company completed a corporate reorganization of its subsidiaries in preparation for a listing of the shares of its subsidiary, Fu Cheong, on the Hong Kong Stock Exchange. The Company, through its direct subsidiary, Advanced Technology, owned 816,000,000 shares of common stock, or 80%, of Fu Cheong. Pursuant to an underwritten initial public offering of Fu Cheong's shares of common stock, the Company sold 120,000,000 of its Fu Cheong's shares for HK$0.20 per share, Fu Cheong sold a total of 135,000,000 of its new shares through underwriters in a private placement. Additionally, Fu Cheong sold 45,000,000 new shares of common stock on the public market for HK$0.20 per share. In connection with the offering, Fu Cheong also obtained a listing for its shares on the Main Board of the Hong Kong Stock Exchange. As of June 30, 2002, Fu Cheong had 1,200,000,000 shares of common stock issued and outstanding. The Company received gross income of approximately $3,077,000 (before taking into account for the related expenses incurred) from the sale of its Fu Cheong shares, decreasing its ownership interest in Fu Cheong to 58%. No deferred income taxes have been provided for in this non-operating income since this gain is not subject to the tax regulatory regimes of any countries.

     Net income before non-operating income. For the quarter ended and the six months ended June 30, 2002, the Company had net income of $764,303 and $1,743,303, respectively, as compared to $1,185,190 and $2,350,972, respectively, for the same periods in 2001. This was a decrease of 35.5% and 25.8%, respectively.

     Earnings Per Share. Earnings per share for the three and six months ended June 30, 2002 was $3.07 and $17.95, compared to $20.86 and $25.54 for the same periods in 2001. The significant fluctuations for the comparative periods are the result of non-operating income as more fully described above.

Liquidity and Capital Resources

     Cash and Cash Equivalents. Working capital was $5,394,115 at June 30, 2002, compared to $3,393,259 at December 31, 2001, primarily representing an increase in cash and cash equivalents of $782,326, a decrease in other payables and accrued expenses of $658,148, and a decrease in short-term bank borrowings of $716,648.

Cash flows :

     o Operating activities - Net cash flows provided by operating activities for the six months ended June 30, 2002 was $4,009,311, primarily representing net income of $4,472,553 offset by (i) a decrease in accounts receivable of $221,174 due to increased collection of accounts receivable thereby producing more cash flow for the daily operations of the business, (ii) a net decrease in accounts payable, other payables and accrued expenses of $77,222, (iii) an increase in provision for income taxes of $374,099 and (iv) the addition of certain noncash charges such as depreciation, non-operating income, and minority interest of approximately $934,655. Net cash flows provided by operating activities for the six months ended June 30, 2001 was $6,229,008, primarily representing net income of $6,364,664 offset by (i) an increase in accounts receivable of $590,059 due to increased sales, (ii) a net decrease in accounts payable, other payables and accrued expenses of $202,432, (iii) an increase in provision for income taxes of $870,650, (iv) a decrease in other current assets of $2,981,090 and (v) certain adjustments for noncash items such as depreciation, non-operating income, and minority interest of approximately $3,151,697.

     o Investing activities - Net cash flows used in investing activities for the six months ended June 30, 2002 of $6,254,228 was primarily attributable to capital spending of $7,205,005 for the purchase of property and equipment, advances to our affiliated company of $641,206 classified on the balance sheet as an "Other Investment", offset by $2,429,024 in aggregate proceeds from the sale of our 22% interest in our subsidiary, Fu Cheong, upon its successful completion of an underwritten public offering in Hong Kong. Net cash flows used in investing activities for the six months ended June 30, 2001 of $6,577,983 was primarily attributable to capital spending of $639,388 for the purchase of property and equipment, $516,765 in advances to related parties. Capital expenditures for the balance of the fiscal 2002 are anticipated to be approximately $10,470,000, which will be incurred primarily for construction financing facility with Dah Sing Bank Limited for the new factory under construction in Shanghai and for the equipment financing facility with HSBC.

     o Financing activities - Net cash flows provided by financing activities for the six months ended June 30, 2002 was primarily a result of approximately $3,643,537 in proceeds from the issuance of new shares of our subsidiary, Fu Cheong, upon its successful completion of an underwritten public offering in Hong Kong, net proceeds of $100,353 from the issuance of shares of our newly created Series A Preferred Stock, and offset by $716,647 in net repayments on short-term bank borrowings. Net cash flows from financing activities for the six months ended June 30, 2001 was $510,846 representing net advances under short-term bank borrowings.

     On May 2, 2002, the Company created a new class of 500,000 shares of Non-Voting Series A Convertible Preferred Stock which are convertible into Common Stock after one year on a one-for-one basis (the "Series A Stock"). During the three months ended June 30, 2002, the Company issued 138,181 shares of Series A Stock at a purchase price of approximately $16.80 per share in a private offering pursuant to Regulation S under the Securities Act of 1933, as amended. The Company incurred costs in connection with the issuance in the aggregate amount of $2,075,615. Net proceeds to the Company were $100,353. The Company paid 12.5% in brokerage fees for such placement. The balance of fees paid that were directly or indirectly related to the fund raising activities representing introduction, corporate finance, due diligence, public and investor relations, legal, accounting and other consultancy fees. Proceeds from the sale of these shares will be used for working capital. Management believes that the level of financial resources is a significant competitive factor in the PCB industry and accordingly may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities. At this time the Company has sufficient resources to meet its commitments.

Commitments

     On May 6, 2002, the Company entered into a loan agreement with the Hong Kong Shanghai Banking Corporation Limited ("HSBC") pursuant to which, the Company may borrow up to HK$10,000,000, subject to certain conditions, to purchase various manufacturing machinery to be used in the PRC (the "HSBC Banking Facility"). The HBSC Banking Facility bears interest at a rate of 1.25% below HSBC's best lending rate, which is currently 5.125% per annum, subject to fluctuation at HSBC's discretion. The HBSC Banking Facility has a term of three years and has a minimum draw down amount of HK$2,000,000. The loan may be drawn down no later than September 30, 2002 and repayment, to be made in 36 equal monthly installments, commences one month after draw down. As of June 30, 2002, the Company had available approximately HK$30,000,000 in banking line of credit.

Related Party Transactions

     Revenues from sales of printed circuit boards to a substantial stockholder, Yue Fung Development Limited (YFD) were $274,467 (HK$2,140,843) and $117,005 (HK$912,642) representing 2,1% and 1.7% of total sales for the six months and three months then ended, respectively.

     Purchases from Jiangyin, a wholly foreign-owned enterprise established in China whose principal activities are the manufacture and sale of copper clad laminated sheets were $1,149,155 (HK$8,963,408) and $862,442 (HK$6,727,050), representing 12.3% and 16.8% of total purchases for the six months and three months then ended, respectively.

Common Stock Issued

     On August 9, 2002 the Board of Directors approved the aggregate issuance of 260,000 shares of the Company's Common Stock to each of Messrs. Wing Cheong Ho, Wing Hung Ho, Wing Man Ho and Wing Kui Chan. The number of shares issued represent more than the total number of shares outstanding at June 30, 2002. Total shares outstanding after the issuance are 509,198. These shares were issued to the aforementioned directors and employees of the Company as compensation for valuable services to the Company for which these individuals have not previously been compensated for. These shares were valued at the fair market value of the services received.

                           PART II - OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended June 30, 2002, in a private offering, the Company sold an aggregate of 138,181 shares of Series A Stock at an approximate price per share of $16.80 for gross proceeds of $2,224,305. The Company incurred costs of $2,075,615 in connection with this offering. Net proceeds to the Company were $100,353. The Series A Stock is convertible into Common Stock of the Company after one year on a one-for-one basis. The holders are not entitled to any dividend rights or voting rights.

     The sale of the Series A Stock is exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. All of the Series A Stock was sold to and is held by non-U.S. residents and citizens and cannot be registered in the United States for twelve months from the date of issue. This was not an underwritten offering and there were no underwriting discounts paid with respect to these securities. The Company paid 12.5% in brokerage fees for such placement. The balance of fees paid that were directly or indirectly related to the fund raising activities represented introduction, corporate finance, due diligence, public and investor relations, legal, accounting and other consultancy fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

     On August 9, 2002 the Board of Directors approved the aggregate issuance of 260,000 shares of the Company's Common Stock to each of Messrs. Wing Cheong Ho, Wing Hung Ho, Wing Man Ho and Wing Kui Chan. The number of shares issued represent more than the total number of shares outstanding at June 30, 2002. Total shares outstanding after the issuance are 509,198. These shares were issued to the aforementioned directors and employees of the Company as compensation for valuable services to the Company for which these invididuals have not previously been compensated for. These shares were valued at the fair market value of the services received.

In connection with the preparation of this Report, as required by Section 906 of the Sarbanes-Oxley Act of 2002, each of Wing Cheong Ho, the Company's Chief Executive Officer, and Wing Kui ("Albert") Chan, the Company's Chief Financial Officer have certified that this Quarterly report on Form 10-QSB fully complies with the reporting requirements of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit 3.1 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock, $0.001 Par Value, executed April 15, 2002 and filed May 2, 2002.

Exhibit 4.1    Form of Regulation S Subscription Agreement.


     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCORE ONE, INC.


Date:  August 15, 2002            By: /s/ Wing Cheong Ho
                                  ---------------------------------------------
                                  Name:  Wing Cheong Ho
                                  Title: President and Chief Executive Officer


Date:  August 15, 2002            By: /s/ Wing Kui Chan
                                  ---------------------------------------------
                                  Name:  Wing Kui ("Albert") Chan
                                  Title: Chief Financial Officer