Form 10QSB/A
period 2002-06-30
SCORE ONE INC
filed 2002-08-23
CIK 1090062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______.

                         Commission file number: 0-26717

                                 SCORE ONE, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                  88-0409164
   ------------------------------              -------------------------
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

         The undersigned registrant hereby amends the following items or other portions of its Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2002, for the quarter ended June 30, 2002, pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934 as set forth herein.

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

         Management's Discussion and Analysis of Financial Condition or Results of Operations is amended to delete the entire subsection titled "Common Stock Issued" and to read in its entirety as follows:

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

Caution Concerning Forward Looking Statements

         The following discussion should be read in conjunction with Score One, Inc.'s ("we," "us, "or the "Company") financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," "intends," "will" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

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

Results of Operations

Three Month and Six Month Periods Ended June 30, 2002 as Compared to Three Month and Six Month Periods Ended June 30, 2001

         The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three and six month periods ended June, 2002 and 2001. The data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included as part of this quarterly report:


                                                           Three month period ended        Six month period ended
                                                                  June 30,                        June 30,
(U.S. Dollars)                                               2002            2001           2002            2001
                                                          -----------    -----------     -----------    -----------
Net Sales                                                 $ 7,085,942    $ 7,205,495     $13,068,186    $12,846,682
     Cost of sales                                         (5,094,284)    (5,187,702)     (9,313,417)    (9,226,603)
                                                          -----------    -----------     -----------    -----------
Gross margin                                                1,991,658      2,017,793       3,754,769      3,620,079
     Gross profit margin
Selling expenses                                              (27,766)       (33,793)        (55,081)       (54,322)
General and administrative expenses                          (466,636)      (376,816)       (895,249)      (697,747)
Amortization of goodwill                                            -       (185,801)               -       (185,801)
                                                          -----------    -----------     -----------    -----------
Operating income                                            1,497,256      1,421,383       2,804,439      2,682,209
Other income / (expenses)                                      11,058        (22,703)          9,007        (16,375)
     Minority interest                                       (602,292)      (103,956)       (820,744)      (103,956)
                                                          -----------    -----------     -----------    -----------
Net income from operations before income taxes                906,022      1,294,724       1,992,702      2,561,878
     Provision for income taxes                              (141,719)      (109,534)       (249,399)      (210,906)
                                                          -----------    -----------     -----------    -----------
Income before non-operating income                            764,303      1,185,190       1,743,303      2,350,972
Non-operating income                                                -      4,013,692       2,729,250      4,013,692
                                                          -----------    -----------     -----------    -----------

Net income available to common stockholders               $   764,303    $ 5,198,882     $ 4,472,553    $ 6,364,664
                                                          ===========    ===========     ===========    ===========

Basic and diluted income per share
   Operating income                                       $      3.07    $      4.76     $      7.00    $      9.43
   Non-operating income                                             -          16.11           10.95          16.11
                                                          -----------    -----------     -----------    -----------
Total basic and diluted income per common share           $      3.07    $     20.86     $     17.95    $     25.54
                                                          ===========    ===========     ===========    ===========

Weighted average number of common stock
   outstanding - basic and diluted                            249,198        249,198         249,198        249,198
                                                          -----------    -----------     -----------    -----------


                See condensed notes to the financial statements.

         Revenues. Net sales for the three months ended June 30, 2002, decreased by $119,553 to $7,085,942, from $7,205,495 for the corresponding period in 2001. The decrease reflected the decrease in the demand and price for PCBs in the second quarter of 2002. Net sales for the six months ended June 30, 2002 increased by $221,504 to $13,068,186 from $12,846,682 for the corresponding period in 2001. Additionally, our effort to increase our customer base by contacting an increased number of potential clients has resulted in an increase in travel related expenses by our sales team which has in turn impacted our total revenue. We also experienced an increase of $2,052 for the three months ended June 30, 2002, as compared to the comparable period in 2001, in survey and lab test expenses attributable to the testing for new production methods and new products in connection with the development of "high density" board. Our target customers for our PCBs are consumer products' manufacturers, producing products such as calculators. Even in an economic downturn these products tend to maintain a relatively stable sales market. We believe this customer base can provide us with stable net sales through further economic downturn.

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

Cash flows:

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

     o Investing activities - Net cash flows used in investing activities for the six months ended June 30, 2002 of $6,254,228 was primarily attributable to capital spending of $7,205,005 for the purchase of property and equipment, advances to our affiliated company of $641,206 classified on the balance sheet as an "Other Investment," offset by $2,429,024 in aggregate proceeds from the sale of our 22% interest in our subsidiary, Fu Cheong, upon its successful completion of an underwritten public offering in Hong Kong. Net cash flows used in investing activities for the six months ended June 30, 2001 of $6,577,983 was primarily attributable to capital spending of $639,388 for the purchase of property and equipment, $516,765 in advances to related parties. Capital expenditures for the balance of the fiscal 2002 are anticipated to be approximately $10,470,000, which will be incurred primarily for construction financing facility with Dah Sing Bank Limited for the new factory under construction in Shanghai and for the equipment financing facility with HSBC.

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

Related Party Transactions

         Revenues from sales of printed circuit boards to a substantial stockholder, Yue Fung Development Limited (YFD) were $274,467 (HK$2,140,843) and $117,005 (HK$912,642) representing 2.1% and 1.7% of total sales for the six months and three months then ended, respectively.

         Purchases from Jiangyin, a wholly foreign-owned enterprise established in China whose principal activities are the manufacture and sale of copper clad laminated sheets were $1,149,155 (HK$8,963,408) and $862,442 (HK$6,727,050), representing 12.3% and 16.8% of total purchases for the six months and three months then ended, respectively.

Item 5.  Other Information

Item 5. Other Information is amended to delete the first paragraph thereof and to read in its entirety as follows:

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCORE ONE, INC.


Date:  August 22, 2002           By:    /s/ Wing Cheong Ho
                                 -----------------------------------------------
                                 Name:  Wing Cheong Ho
                                 Title: President and Chief Executive Officer


Date:  August 22, 2002           By:    /s/ Wing Kui Chan
                                 -----------------------------------------------
                                 Name:  Wing Kui ("Albert") Chan
                                 Title: Chief Financial Officer