Form 10KSB
period 2002-12-31
SCORE ONE INC
filed 2006-04-17
CIK 1090062

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002.

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934   For the transition period from ____ to ____ .

       -------------------------------------------------------------------------
                        Commission File Number: 000-26717


                                 Score One, Inc.
                 (Name of small business issuer in its charter)

                  Nevada                                     88-0409164
(State or other jurisdiction of incorporation)            (I.R.S. Employer
                                                         Identification No.)

     Suites 2203-06, Level 22, Office Tower, Langham Place, 8 Argyle Street,
                          Mongkok, Kowloon, Hong Kong
                    (Address of principal executive offices)

Registrant's Telephone Number: 011 852 3105 5063

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share
 (Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenue for its most recent fiscal year:  $0

As of April 4, 2006 the aggregate market value of the voting and non- voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity was $11,629.

The number of shares of common stock, par value $.001 per share, of the registrant as of April 4, 2006 was 31,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Transitional small business disclosure format (check one) Yes [  ]  No [ X ]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One, Inc.'s Report on Form 10QSB as filed August 15, 2002, (iv) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (v) Score One, Inc.'s Report of Form 8K filed April 11, 2006 and (vi) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002.


                           FORWARD LOOKING STATEMENTS
                           --------------------------


This Annual Report on Form 10-KSB and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend", "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to the "Company" or the" Registrant"," we", "our" or" us" means Score One, Inc. and its subsidiaries.

                                Table of Contents

                                Form 10-KSB Index

                                     PART I

Item 1.     Description of Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters
Item 6.     Management's Discussion and Analysis or Plan of Operation
Item 7.     Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.    Controls and Procedures
Item 8B.    Other Information
                                    PART III

Item 9.     Directors and Executive Officers of the Registrant
Item 10.    Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.    Certain Relationships and Related Transactions
Item 13.    Exhibits
Item 14.    Principal Accountant Fees and Services


Signatures


Financial Statements

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacture business but has not had any business operations since March 25, 2003.

On February 7, 2006, the Company purchased a Hong Kong corporation called RC Capital Limited ("RC Capital") for $1.00 as a wholly-owned subsidiary. RC Capital was a dormant company with no assets and liabilities and was formerly known as Richley (China) Limited. There is no written agreement for the purchase of RC Capital. RC Capital is currently the Company's wholly owned operating subsidiary.

On October 21, 2005, the Company entered into a Business Restructuring Agreement (the "Agreement") with Team Allied Profits Limited, a British Virgin Islands corporation (the "Consultant"). The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations.

On April 9, 2006, the Company entered into a Sale and Purchase Agreement (the "Sale and Purchase Agreement") with RC Capital, Dalian Fengming International Recreation Town Co., Ltd. ("Dalian Fengming") and Ms. Hoi-ho Kiu, CEO of the Company, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II ("Recreation Town") in exchange for 28,000,000 shares of common stock in the Company. The transaction is contemplated to be closed on or before July 31, 2006.

Recreation Town is a piece of undeveloped land of 1,000,000 square meters located in a peninsula in Dalian, China. Recreation Town was part of a large resort project originally planned to be developed by Dalian Fengming in 1992 which was never started due to lack of financing for development. According to Dalian Fengming, the current market value of Recreation Town is approximately RMB 600 million (approximately $75,000,000).

There were never any operations conducted with Recreation Town. The Company plans to commence the development of Recreation Town in the near future. Accordingly, it is actively seeking equity and/or debt financing in an amount up to $25,000,000, in order to finance the anticipated development costs.

Pursuant to the Sale and Purchase Agreement, the Registrant shall issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000.

As of the date of this Report, the Consultant is performing due diligence reviews on several real estate projects in China which may be suitable acquisition candidates for the Company.

The Company is also actively seeking acquisition opportunities to acquire profitable businesses or operations which may include plant and significant equipment. As such, it is expected by the management that the Company may need to raise additional funds in addition to the $25,000,000 as referred above in the next twelve months for such acquisition purposes. Management does not expect that the Company will incur significant research and development costs.

Competition

The Company believes that RC Capital is one of the few companies in Hong Kong and Southern China to offer the following services to clients in Hong Kong and
China:

1. introduction of United States listing professional parties including legal firms and accounting firms; and

2.   financial reporting consultancy services for United States listings.

The principal competitors of RC Capital are Yorkshire Capital and Orient Financial Services Limited, both of which provide similar services to Hong Kong and China customers.

Any services that RC Capital markets will have to compete for market acceptance and market share. An important factor in this competition may be prompt response to assist clients in compliance of financial reporting requirements. Accordingly, the relative devotedness with which RC Capital's management team will be important competitive factors.

Regulation

RC Capital's services are not subject to regulations in Hong Kong and China.

Employees

As of March 31, 2006, RC Capital did not have any employees. In the future, none of RC Capital's employees will be represented by labor unions.

RC Capital's primary hiring sources for its future employees include referrals, print and Internet advertising and direct recruiting. All of RC Capital's professional employees will be highly skilled and highly educated and subject to rigorous recruiting standards. RC Capital will attract talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense. If RC Capital fails to attract highly experienced and qualified employees, it could have a material adverse effect on RC Capital's business, prospects, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

Currently, the Company is actively seeking to lease a business office in Hong Kong. In the meantime, the Company has established a virtual office in a business centre at Suites 2203-06, Level 22, Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong at a monthly charge of $26.

ITEM 3.  LEGAL PROCEEDINGS

There are no past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2002.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the over-the-counter Pink Sheet electronic quotation system. The last trade of the Company's common stock occurred on November 1, 2005 at a price of $0.01 per share. The annual high price of the Company's common stock was $0.21 per share and the annual low price was $0.0001. To the best knowledge of the current directors, the high and low bid information for the Company's common stock for each quarter within the last two fiscal years is not available.

Holders

As of April 4, 2006, the Company had 31,162,902 shares of common stock held by approximately 36 certificate holders and at least 11 electronic holders in brokerage accounts.

Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 is the Company's stock transfer agent.

Dividend Policy

The Company has never paid cash or other dividends and does not expect to pay any cash or other dividends in the foreseeable future with respect to its common stock. The Company's future dividend policy will depend upon its earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors. The Company presently intends to retain any earnings which it may realize in the foreseeable future to finance its growth. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities

For the fiscal year ended December 31, 2002, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act and Regulation D.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Purchases of Equity Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was formerly in the printed circuit board manufacture business but has not had any business operations since March 25, 2003.

Plan of Operation

The Company, through its new subsidiary, RC Capital Limited, plans to offer the following services to clients in Hong Kong and China:

1.   merger and acquisitions business opportunities;
2.   equity or debt financing opportunities;
3. introduction of Hong Kong and/or United States listing professional parties including legal firms and accounting firms; and
4. financial reporting consultancy services for Hong Kong and/or United States listings.

The Company is also actively seeking acquisition opportunities to acquire profitable businesses or operations which may include plant and significant equipment. As such, it is expected by the management that the Company may need to raise funds up to $25,000,000 in the next twelve months for such acquisition purposes. Management does not expect that the Company will incur significant research and development costs. It is expected that in case the acquisitions are successful, there will be significant increase in the number of employees of the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. The Company has been without an accounting firm since January 10, 2003, when its prior audit firm, Clancy and Co., P.L.L.C, resigned. The former principal accountant's report on the financial statements for each of the last two fiscal years during the accountant's engagement did not contain an adverse opinion or a disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On March 6, 2006, the Company engaged Jeffrey Tsang & Co., CPA, Hong Kong, as its audit firm subject to ratification by the Company's shareholders at its next annual shareholders meeting. The new audit firm has not been consulted on the application of accounting principles of any specific completed or contemplated transaction of the Company nor have they been consulted on any type of audit opinion that might be rendered on the Company's financial statements and either written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. The evaluation was carried out by our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"). Based upon this evaluation, the Certifying Officers have concluded that the design and operation of our disclosure controls and procedures are effective. Such disclosure controls and procedures are designed to ensure that material information is made known to the Certifying Officers, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Former Directors and Officers

The individuals below served as officers or directors of the Company during the Fiscal year ended December 31, 2002:

================================================================================
NAME                   AGE        POSITION                    TERM(S) OF OFFICE
----                   ---        --------                    -----------------

--------------------------------------------------------------------------------
Wing Cheong Ho         44      Chairman of the Board    March 2000 to March 2003
                               and President
--------------------------------------------------------------------------------
Wing Hung Ho           50      Director and Secretary   March 2000 to September
                                                        2005
--------------------------------------------------------------------------------
Kin Hung Lai           45      Director                 July 2001 to November
                                                        2002
--------------------------------------------------------------------------------
Shuk Wah Kwok          34      Director                 July 2001 to May 2002;
                                                        November 2002 to March
                                                        2003
--------------------------------------------------------------------------------
Hong Zhong Hu          32      Director                 November 2002 to
                                                        September 2005
--------------------------------------------------------------------------------
Wing Man Ho            47      Director                 July 2002 to November
                                                        2002
--------------------------------------------------------------------------------
Hong Liang Qian        46      Director                 July 2002 to November
                                                        2002
================================================================================


Wing Cheong Ho, our founder, served as our Chairman of the Board since 2000. He has over 11 years of experience in the printed circuit board ("PCB") industry in Hong Kong as well as in China. Before founding Advanced Technology, our former wholly-owned subsidiary, in 1991, he worked as a sales manager for a PCB manufacturer listed on the Hong Kong Exchange. He was responsible for the our overall business strategy and marketing. He is also the brother of Mr. Wing Hung Ho and Mr. Wing Man Ho.

Wing Hung Ho, served as one of our directors since March 2000. He has over 15 years of experience in production management and is currently taking a major role in managing Advanced Technology's manufacturing plant in China. Prior to joining the Company in July 1998, he was a director and shareholder of a garment manufacturer. He is responsible for our product development and production. He is the brother of Mr. Wing Cheong Ho and Mr. Wing Man Ho.

Kin Hung Lai, a former director, has served as one of our directors since 2001. Since 1993 he has owned his own accounting firm, Francis K. Lai CPA office. Prior,Mr. Lai consulted for several US companies, including Echo Design Group in 1990, Golodetz Trading Corp. in 1989, and David Lieb and Company in 1988. Mr. Lai has over 15 years of experience in the fields of finance and accounting.

Shuk Wah Kwok, a former director, was an executive director of Fu Cheong International Holdings Limited, a main board listed company in Hong Kong which was an former subsidiary of the Company from April 2002 to March 2003.Ms. Kwok gained her corporate finance, accounting and company secretarial experience in various public accounting firms.

Hong Zhong Hu, a former director, since January 1997, has been financial consultant in Hong Kong where he was responsible for accounting technical service of IPO for foreign companies in China. Under his supervision, a number of companies successfully listed on Hong Kong Stock Exchange Main Board. Mr. Hu received a Bachelor degree in Finance & Economics from ShanXi University in 1996. He also studied advanced International Finance at Fu Dan University and is a qualified accountant in China.

Wing Man Ho, a former director, served as a director of Smartfit Industrial Ltd., a medical and textile products trading company, from 1999 until July 2002. Prior to that, he served as Manager of Wonderful Network Ltd., also a medical and textile products trading company, from 1993 to 1999. He is the brother of Wing Cheong Ho and Wing Hung Ho.

Hong Liang Qian, a former director, has served as Manager of Jiangyin Jingtai Liminated Board Co. Ltd. since 1996.

Current Directors and Officers

The following is a brief description of the business background of each of the current directors and officers of the Company:

         Name             Age    Position
         ----             ---    --------
         Hoi-Ho Kiu       44     Director; Chief Executive Officer
         Lai Ming Lau     43     Director; Chief Financial Officer and Secretary

Hoi-Ho Kiu, Director and Chief Executive Officer. Since October 2005,
Ms. Kiu has been the chief executive officer of Golden Health Holdings, Inc. She has over 20 years of experience in doing businesses in China. Prior to joining Golden Health Holdings, Inc., she was an assistant general manager of Beijing Hua Xin Group, a Chinese state-owned real estate conglomerate from March 1995 to September 2005.

Lai Ming Lau, Director, Chief Financial Officer and Secretary. Since
July 1992, Ms. Lau has been the Director and proprietor of Richley (China) Limited, now known as RC Capital Limited. Ms. Lau holds a Hons. Diploma in Law and Business Hong Kong Shue Yan College and has over 15 years of experience of doing trading businesses in Asia such as China, Indonesia and Taiwan.

Each director holds office (subject to the Company's By-Laws) until the next annual meeting of shareholders and until such director's successor has been elected and qualified. All of the Company's executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships among any of the Company's current directors and executive officers.

The Company does not have a Compensation Committee, an Audit Committee or a Nominating Committee. The Board of Directors of the Company plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee.

Legal Proceedings

Neither the Company nor any of its officers and directors is party to current or pending legal proceedings.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended for the Company's fiscal year ending December 31, 2002, Kin Hung Lai failed to filed Form 4 Statement of Changes in Beneficial Ownership with regards to end of this tenure with the Company in November 2002. Shuh Wak Kwok failed to file a Form 4 Statement of Changes in Beneficial Ownership with regards to the end of his tenure in May 2002. Wing Man Ho and Hong Liang Qian both failed to file Form 3 Statements of Beneficial Ownership with regards to the beginning of their tenures in June 2002, and they both failed to file Form 4 Statements of Changes in Beneficial Ownership reflecting the end of their tenures in November 2002.

ITEM 10. EXECUTIVE COMPENSATION

=================================================================================================================
                              ANNUAL COMPENSATION                    LONG TERM COMPENSATION
-----------------------------------------------------------------------------------------------------------------
                                                                        Awards               Payouts
-----------------------------------------------------------------------------------------------------------------
Name and Title     Fiscal                       Other      Restricted Stock    Securities
                   Year End   Salary   Bonus    Annual          Awards         Underlying      LTIP   All Other
                                ($)      ($)    Compen-satio(Common Stock)    Options/SARs   Payouts  Compen-sation
                                                   ($)                             (#)         ($)       ($)
-----------------------------------------------------------------------------------------------------------------
Wing Cheong Ho,       2002       0        0         0              0                0           0         0
Chairman and          2001    126,667     0      234,967           0                0           0         0
President             2000    125,806     0      212,129           0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Wing Hung Ho,         2002       0        0         0              0                0           0         0
Director and          2001       0        0         0              0                0           0         0
Secretary             2000       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Kin Hung Lai          2002       0        0         0              0                0           0         0
                      2001       0        0         0              0                0           0         0
                      2000       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Shuk Wah Kwok         2002       0        0         0              0                0           0         0
                      2001       0        0         0              0                0           0         0
                      2000       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Hong Zhong Hu         2002       0        0         0              0                0           0         0
                      2001       0        0         0              0                0           0         0
                      2000       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Wing Man Ho           2002       0        0         0              0                0           0         0
                      2001       0        0         0              0                0           0         0
                      2000       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Hong Liang Qian       2002       0        0         0              0                0           0         0
                      2001       0        0         0              0                0           0         0
                      2000       0        0         0              0                0           0         0
=================================================================================================================

For the year ended December 31, 2002 and as of April 4, 2006, the Company has not executed any employment agreements with its executives or staff.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons). However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended December 31, 2002, and as of December 18, 2005, directors received no compensation for their services as directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of the Company common stock immediately following the Transaction by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.

As used in the table below, the term "beneficial ownership" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated. This table is calculated based upon 31,162,902 shares of common stock outstanding.


Name and Address of                      Shares of Common Stock                     Percentage of Class
Beneficial Owner                             Beneficially Owned                      Beneficially Owned

Team Allied Profits Limited                          30,000,000                                  96.3%
Suites 2203-06, Level 22,
Office Tower, Langham Place,
8 Argyle Street, Mongkok,
Kowloon, Hong Kong

Hoi-Ho Kiu, CEO, Director                                     0                                     0%
Room 03, 17/F.,
Fee Tat Commercial Centre,
613 Nathan Road, Mongkok,
Kowloon, Hong Kong

Lai Ming Lau, CFO, Secretary, Director                        0                                     0%
Suites 2203-06, Level 22,
Office Tower, Langham Place,
8 Argyle Street, Mongkok,
Kowloon, Hong Kong

All current Officers and Directors                            0                                     0%
as a group (two persons)

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March 2001, our Fortune (BVI) subsidiary entered into a lease agreement with Grand Link whereby Grand Link agreed to lease Unit 2, 34th Floor, Cable TV Tower, No. 9 Hoi Shing Road, Tsuen Wan, New Territories, Hong Kong (the "Grand Link property") to Fortune (BVI), at the rent of HK$25,000 per month for the period from August 1, 2000 to May 31, 2001 and HK$20,000 per month for the period from June 1, 2001 to July 31, 2002, exclusive of rates, government rent, property tax and management fees. The Grand Link property was used by the Company as its principal executive office and as a warehouse. Grand Link was a company owned by Mr. Wing Hung Ho and Mr. Wing Cheong Ho respectively. An independent professional appraiser confirmed that the rental payable for the said premises was prevailing market rate

ITEM 13.  EXHIBITS

           Exhibit  Description
           -------  -----------

               3.1 Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.(1)

               3.2 Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.(2)
               3.3 Certificate of Amendment to Articles of Incorporation dated February 6, 2002.(3)
                    Certificate of Amendment to Article of Incorporation dated August 17, 2002.(4)
               3.4  By-Laws of Score One, Inc. (5)
               4.1 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.(6)
               4.2 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.(7)
               4.3  Form of Regulation S Subscription Agreement.(8)
               10.1 Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.(9)
               10.2 Sale and Purchase Agreement, dated April 9, 2006, among
                    Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.(10)
               14.0 Code of Ethics, filed herewith.
               21.1 Subsidiaries
               31.1 Certification of Chief Executive Officer required by Rule
                    13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               31.2 Certification of Chief Financial Officer required by Rule
                    13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               32.1 Certifications of Chief Executive Officer and Chief
                    Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------

(1) Incorporated by Reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(2) Incorporated by Reference to the Company's Report on Form 8K as filed March 15, 2000.
(3) Incorporated by Reference to the Company's Report on Form 10KSB as filed April 16, 2002.
(4) Incorporated by Reference to the Company's Definitive Schedule 14A as filed August 6, 2002.
(5) Incorporated by Reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(6) Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
(7) Incorporated by reference to the Company's filing on Form 8-K as filed November 15, 2002.
(8) Incorporated by reference to the Company's filing on Form 10QSB as filed August 15, 2002.
(9) Incorporated by reference to the Company's filing on Form 8K as filed March 31, 2006.
(10) Incorporated by reference to the Company's filing on Form 8K as filed April 11, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor and Tax Advisor
On March 6, 2006, the Company engaged Jeffrey Tsang & Co., CPA, Hong
Kong, as its audit firm subject to ratification by the Company's shareholders at its next annual shareholders meeting.


Audit Fees
None.

Audit Related Fees
None.

Tax Fees
None

All Other Fees
None.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCORE ONE, INC.

                                        By: /s/ Hoi-ho Kiu
                                            -----------------------------
                                            Hoi-ho Kiu
                                            Director and Chief Executive Officer

                                            Dated: April 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                   Date
---------                                   -----                                   ----

                                            Chief Executive                     April 13, 2006
/s/ Hoi-ho Kiu                              Officer and Director
-----------------                           (Principal Executive
Hoi-ho Kiu                                  Officer)



                                            Chief Financial Officer,            April 13, 2006
/s/ Lai Ming Lau                            (Principal Financial and Accounting
------------------------------------        Officer), Secretary and Director
Lai Ming Lau


                                 SCORE ONE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacture business. As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology International Holdings Limited ("Advanced Technology") by transferring to I.World Limited, the 82% shareholder of the Company, all of Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003.

The Company has not had any business operations since March 25, 2003 up to end of early 2006.


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company's investment held for disposal at December 31, 2002 approximates fair value.

USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2002, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.


NOTE 3 - INVESTMENT HELD FOR DISPOSAL

The Company was formerly in the printed circuit board manufacture business. As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology, a wholly-owned subsidiary, by transferring to I.World Limited, the 82% shareholder of the Company, all of Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003. Accordingly, for the year ended December 31, 2002, the income recorded from Advanced Technology was treated as income from discontinued operations and the results of operations of Advanced Technology was not consolidated. In addition, the investment in this subsidiary was reclassified as investment held for disposal in the Company's balance sheet as of December 31, 2002 based on its latest available net asset value.


NOTE 4 - SUBSEQUENT EVENTS

On October 21, 2005, the Company entered into a Business Restructuring Agreement (the "Agreement") with Team Allied Profits Limited, a British Virgin Islands corporation (the "Consultant"). The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations. In this connection, 30,000,000 shares of the Company's common stock were issued to the Consultant on April 7, 2006.

On February 7, 2006, the Company purchased a Hong Kong corporation called RC Capital Limited ("RC Capital") for $1.00 as a wholly-owned subsidiary. RC Capital was a dormant company with no assets and liabilities and was formerly known as Richley (China) Limited. There is no written agreement for the purchase of RC Capital. RC Capital is currently the Company's wholly owned operating subsidiary.

On April 9, 2006, the Company entered into a Sale and Purchase Agreement (the "Sale and Purchase Agreement") with RC Capital, Dalian Fengming International Recreation Town Co., Ltd. ("Dalian Fengming") and Ms. Hoi-ho Kiu, CEO of the Company, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II ("Recreation Town") in exchange for 28,000,000 shares of common stock in the Company. The transaction is contemplated to be closed on or before July 31, 2006.

Recreation Town is a piece of undeveloped land of 1,000,000 square meters located in a peninsula in Dalian, China. Recreation Town was part of a large resort project originally planned to be developed by Dalian Fengming in 1992 which was never started due to lack of financing for development. According to Dalian Fengming, the current market value of Recreation Town is approximately RMB 600 million (approximately $75,000,000).

There were never any operations conducted with Recreation Town. The Company plans to commence the development of Recreation Town in the near future. Accordingly, it is actively seeking equity and/or debt financing in an amount up to $25,000,000, in order to finance the anticipated development costs.

Pursuant to the Agreement, the Company shall issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000.

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Unit B, 15/F, Englong Commercial Building, 184 Nathan Road, Kowloon, Hong Kong SAR.
Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                                 SCORE ONE, INC.
                             (A NEVADA CORPORATION)



We have audited the accompanying balance sheet of Score One, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the year ended December 31, 2001. Those statements were audited by the precedent auditors, Clancy and Co., P.L.L.C. whose report dated April 8, 2002 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Score One, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.



/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 11, 2006

Score One, Inc.
Balance sheet (in USD)
As of December 31, 2002

                               Assets

Investments held for disposal                                        8,631,988
                                                                    ----------
Total assets                                                         8,631,988
                                                                    ==========

               Liabilities and Stockholders' Equity

Liabilities                                                                  -
                                                                    ----------

Stockholders' equity
      Preferred stock
           5,000,000 shares authorized, $0.001 par value,
           Series A convertible, authorized 500,000 shares,
           138,181 shares issued and outstanding
           Series B convertible, authorized 57,000 shares,
           no shares issued and outstanding                                138
      Common stock
           50,000,000 shares authorized, $0.001 par value,
           4,785,564 shares issued and outstanding                       4,786
     Additional paid-in capital                                        168,233
     Retained earnings                                               8,458,831
                                                                    ----------
           Total Stockholders' Equity                                8,631,988
                                                                    ----------

           Total Liabilities and Stockholders' Equity                8,631,988
                                                                    ==========

Score One, Inc.
Statement of operations (in USD)
For the year ended December 31, 2002

Net sales                                                          $         -
Cost of sales                                                                -
                                                                   -----------
Gross profit                                                                 -
General and administrative expenses                                          -
                                                                   -----------
Income from operations                                                       -
Income from discontinued operations                                  4,472,553
                                                                   -----------
Net income for the year                                            $ 4,472,553
                                                                   ===========

Earning per share - basic                                          $      0.93
                                                                   ===========

Earning per share - diluted                                        $      0.91
                                                                   ===========

Weighted average number of shares - basic                            4,785,564
                                                                   ===========

Weighted average number of shares - diluted                          4,923,745
                                                                   ===========

Score One, Inc.
Statement of stockholders' equity (in USD)
For the year ended December 31, 2002


                                                              Preferred stock    Common stock     Additional
                                                                                                   paid-in    Retained
                                                               Shares  Amount   Shares   Amount    capital    earnings
                                                              --------- ------ ---------- ------- ---------- -----------

Balance at December 31, 2001                                   138,181   $138    249,198  $  249   $168,233  $3,990,815

Stock dividends                                                      -      -  4,536,366   4,537          -      (4,537)

Net income for the year                                              -      -          -       -          -   4,472,553
                                                              --------- ------ ---------- ------- ---------- -----------

Balance at December 31, 2002                                   138,181   $138  4,785,564  $4,786   $168,233  $8,458,831
                                                              ========= ====== ========== ======= ========== ===========

Score One, Inc.
Statement of cash flows (in USD)
Increase (decrease) in cash and cash equivalents
For the year ended December 31, 2002


Cash flows provided by operating activities:
  Income from operations                                         $      -

Investing activities:
  Transfer to investments held for disposal                       (566,449)
                                                                  ---------

Net (decrease) in cash and cash equivalents                       (566,449)

Cash and cash equivalents, beginning of the period                 566,449
                                                                  ---------

Cash and cash equivalents, end of the period                     $       -
                                                                  =========

Supplemental disclosure of cash flow information:
      Interest paid                                              $       -
      Income taxes paid                                          $       -

Non-cash investing activities:
      Transfer to investments held for disposal                  $ 566,449