Form 10KSB
period 2003-12-31
SCORE ONE INC
filed 2006-04-18
CIK 1090062

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .


--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [ X ]

Transitional small business disclosure format (check one) Yes [  ]  No [ X ]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One, Inc.'s Report on Form 10QSB as filed August 15, 2002, (iv) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (v) Score One, Inc.'s Report of Form 8K filed April 11, 2006, (vi) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002 and (vii) the Company's Report on Form 10KSB as filed April 17, 2006.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2003.


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

Recent Sales of Unregistered Securities

For the fiscal year ended December 31, 2003, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act and Regulation D.

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

ITEM 8A.CONTROLS AND PROCEDURES

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

ITEM 8B.OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Former Directors and Officers

The individuals below served as officers or directors of the Company during the Fiscal year ended December 31, 2003:

================================================================================
NAME                   AGE        POSITION                    TERM(S) OF OFFICE
----                   ---        --------                    -----------------

Wing Cheong Ho         44      Chairman of the Board    March 2000 to March 2003
                               and President

Wing Hung Ho           50      Director and Secretary   March 2000 to September
                                                        2005

Shuk Wah Kwok          34      Director                 July 2001 to May 2002;
                                                        November 2002 to March
                                                        2003

Hong Zhong Hu          32      Director                 November 2002 to
                                                        September 2005
================================================================================


Wing Cheong Ho, our founder, served as our Chairman of the Board since 2000. He has over 11 years of experience in the printed circuit board ("PCB") industry in Hong Kong as well as in China. Before founding Advanced Technology, our former wholly-owned subsidiary, in 1991, he worked as a sales manager for a PCB manufacturer listed on the Hong Kong Exchange. He was responsible for the our overall business strategy and marketing. He is also the brother of Mr. Wing Hung Ho.

Wing Hung Ho, served as one of our directors since March 2000. He has over 15 years of experience in production management and is currently taking a major role in managing Advanced Technology's manufacturing plant in China. Prior to joining the Company in July 1998, he was a director and shareholder of a garment manufacturer. He is responsible for our product development and production. He is the brother of Mr. Wing Cheong Ho.

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

       Name             Age      Position
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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended for the Company's fiscal year ending December 31, 2003, Wing Cheong Ho and Shuh Wak Kwok failed to file a Form 4 Statements of Changes in Beneficial Ownership with regards to the end of their tenures in March 2003.

ITEM 10. EXECUTIVE COMPENSATION


=================================================================================================================
                              ANNUAL COMPENSATION                    LONG TERM COMPENSATION
-----------------------------------------------------------------------------------------------------------------
                                                                        Awards               Payouts
-----------------------------------------------------------------------------------------------------------------
Name and Title     Fiscal     Salary   Bonus  Other Annual   Restricted Stock  Securities     LTIP      All Other
                   Year End     ($)     ($)   Compensation      Awards         Underlying     Payouts  Compensation
                                                 ($)         (Common Stock)    Options/SARs    ($)       ($)
                                                                                   (#)
-----------------------------------------------------------------------------------------------------------------
Wing Cheong Ho,       2003       0        0         0              0                0           0         0
Chairman and
President
-----------------------------------------------------------------------------------------------------------------
                      2002       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                      2001    126,667     0      234,967           0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Wing Hung Ho,         2003       0        0         0              0                0           0         0
Director and
Secretary
-----------------------------------------------------------------------------------------------------------------
                      2002       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                      2001       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Shuk Wah Kwok         2003       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                      2002       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                      2001       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Hong Zhong Hu         2003       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                      2002       0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                      2001       0        0         0              0                0           0         0
=================================================================================================================


For the year ended December 31, 2003 and as of April 4, 2006, the Company did not have any employment agreements with its executive officers or employees.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons). However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended December 31, 2003, and as of December 18, 2005, directors received no compensation for their services as directors.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 13.  EXHIBITS

Exhibit  Description
-------  -----------

     3.1 Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.(1)
     3.2 Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.(2)
     3.3 Certificate of Amendment to Articles of Incorporation dated February 6, 2002.(3)
     3.4 Certificate of Amendment to Article of Incorporation dated August 17, 2002.(4)
     3.5  By-Laws of Score One, Inc. (5)
     4.1 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.(6)
     4.2 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.(7)
     4.3  Form of Regulation S Subscription Agreement.(8)
     10.1 Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.(9)
     10.2 Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.(10)
     14.0 Code of  Ethics.(11)
     21.1 Subsidiaries
     31.1 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
(1) Incorporated by Reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(2) Incorporated by Reference to the Company's Report on Form 8K as filed March 15, 2000.
(3) Incorporated by Reference to the Company's Report on Form 10KSB as filed April 16, 2002.
(4) Incorporated by Reference to the Company's Definitive Schedule 14A as filed August 6, 2002.
(5) Incorporated by Reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(6) Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
(7) Incorporated by reference to the Company's filing on Form 8-K as filed November 15, 2002.
(8) Incorporated by reference to the Company's filing on Form 10QSB as filed August 15, 2002.
(9) Incorporated by reference to the Company's filing on Form 8K as filed March 31, 2006.
(10) Incorporated by reference to the Company's filing on Form 8K as filed April 11, 2006.
(11) Incorporated by reference to the Company's filing on Form 10KSB for the period ending December 31, 2002, as filed April 17, 2006.

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

                                        SCORE ONE, INC.

                                        By:---------------------------
                                           Hoi-ho Kiu
                                           Director and Chief Executive Officer

                                        Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----
                                Chief Executive                 April 17, 2006
                                Officer and Director
-----------------               (Principal Executive
Hoi-ho Kiu                      Officer)


                                Chief Financial Officer,        April 17, 2006
                                (Principal Financial and
                                Accounting Officer),
-----------------               Secretary and Director
Lai Ming Lau

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Unit B, 15/F, Englong Commercial Building,
184 Nathan Road, Kowloon, Hong Kong SAR.
Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                                 SCORE ONE, INC.
                             (A NEVADA CORPORATION)


We have audited the accompanying balance sheet of Score One, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Score One, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years ended December 31, 2003 and 2002, in conformity with United States generally accepted accounting principles.


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

The Company has not had any business operations since March 25, 2003 up to end of early 2006. Accordingly, it is considered to be in its development stage as of December 31, 2003.


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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2003, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

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

Score One, Inc.
Balance sheet (in USD)
As of December 31, 2003

                Assets

Investments held for disposal                                             -
                                                           -----------------
Total assets                                                              -
                                                           =================

        Liabilities and Stockholders' Equity

Liabilities                                                               -
                                                           -----------------

Stockholders' equity
   Preferred stock
        5,000,000 shares authorized, $0.001 par value,
        Series A convertible, authorized 500,000 shares,
        138,181 shares issued and outstanding Series B
        convertible, authorized 57,000 shares, no shares
        issued and outstanding                                          138

   Common stock
        50,000,000 shares authorized, $0.001 par value,
        1,162,902 shares issued and outstanding                       1,163

   Accumulated deficit                                               (1,301)
                                                           -----------------
             Total Stockholders' Equity                                   -
                                                           -----------------

             Total Liabilities and Stockholders' Equity                   -
                                                           =================

Score One, Inc.
Statements of operations (in USD)
For the two years ended December 31
                                                          2003            2002
                                                --------------  --------------

Net sales                                                  $ -             $ -
Cost of sales                                                -               -
                                                --------------  --------------
Gross profit                                                 -               -
General and administrative expenses                          -               -
                                                --------------  --------------
Income from operations                                       -               -
(Loss)/income from discontinued operations          (8,460,132)      4,472,553
                                                --------------  --------------
Net loss for the year                             $ (8,460,132)    $ 4,472,553
                                                ==============  ==============

(Loss)/earnings per share - basic                      $ (4.24)         $ 0.93
                                                ==============  ==============

(Loss)/earnings per share - diluted                    $ (3.96)         $ 0.91
                                                ==============  ==============

Weighted average number of shares - basic            1,996,611       4,785,564
                                                ==============  ==============

Weighted average number of shares - diluted          2,134,792       4,923,745
                                                ==============  ==============


Score One, Inc.
Statements of stockholders' equity (in USD)
For the two years ended December 31


                                                 Preferred stock           Common stock
                                            ------------------------- ----------------------- Additional   Retained
                                                Shares      Amount       Shares     Amount     paid-in     earnings
                                                                                               capital
                                            ------------- ----------- ----------- ----------- ----------- -----------
Balance at December 31, 2001                     138,181        $138     249,198        $249    $168,233  $3,990,815
Stock dividends                                        -           -   4,536,366       4,537           -      (4,537)
Net income for the year                                -           -           -           -           -   4,472,553
                                            ------------- ----------- ----------- ----------- ----------- -----------
Balance at December 31, 2002                     138,181         138   4,785,564       4,786     168,233   8,458,831
Cancellation on disposal of investments                -           -  (3,622,662)     (3,623)   (168,233)          -
Net loss for the year                                  -           -           -           -           -  (8,460,132)
                                            ------------- ----------- ----------- ----------- ----------- -----------
Balance at December 31, 2003                     138,181        $138   1,162,902      $1,163          $-     $(1,301)
                                            ============= =========== =========== =========== =========== ===========

Score One, Inc.
Statements of cash flows (in USD)
Increase (decrease) in cash and cash equivalents
For the two years ended December 31

                                                          2003             2002
                                                --------------  --------------

Cash flows provided by operating activities:
   Income from operations                                  $ -            $ -

Investing activities:
   Transfer to investments held for disposal                 -        (566,449)
                                                --------------  --------------

Net (decrease) in cash and cash equivalents                  -        (566,449)

Cash and cash equivalents, beginning of the period           -         566,449
                                                --------------  --------------

Cash and cash equivalents, end of the period               $ -             $ -
                                                ==============  ==============

Supplemental disclosure of cash flow information:
      Interest paid                                        $ -            $ -
      Income taxes paid                                    $ -            $ -

Non-cash investing activities:
      Disposal of investment                       $ 8,631,988             $ -
      Transfer to investments held for disposal            $ -       $ 566,449