Form 10QSB
period 2003-03-31
SCORE ONE INC
filed 2006-04-19
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.


                        Commission File Number 000-26717


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


                                011 852 3105 5063
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of April 4, 2006 was 31,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional small business disclosure format (check one) Yes |_|  No |X|

                                TABLE OF CONTENTS


                                     PART I

Item 1.           Consolidated Financial Statements                                      1

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    7

Item 3.           Controls and Procedures                                                9

                                     PART II

Item 1.           Legal Proceedings                                                      9

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds            9

Item 3.           Defaults Upon Senior Securities                                        9

Item 4.           Submission of Matters to a Vote of the Shareholders                    9

Item 5.           Other Information                                                      9

Item 6.           Exhibits                                                               10

SIGNATURES                                                                               11



                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One, Inc.'s Report on Form 10-KSB as filed April 16, 2002, (iv) Score One, Inc.'s Report on Form 10-QSB as filed August 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.'s Report of Form 8-K filed April 11, 2006, (viii) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002 and (ix) Score One, Inc.'s Report on Form 10-KSB as filed April 17, 2006.

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of March 31, 2003


                                     Assets

Investment held for disposal                                                                -
                                                                                     ----------------
Total assets                                                                                -
                                                                                     ================

                      Liabilities and Stockholders' Equity

Liabilities                                                                                    -

Stockholders' deficit
  Preferred stock
        5,000,000 shares authorized, $0.001 par value,
       Series A convertible, authorized 500,000 shares
         138,181 shares issued and outstanding
         Series B convertible, authorized 57,000 shares,
        no shares issued and outstanding                                                         138
   Common stock
        50,000,000 shares authorized, $0.001 par value,
        1,162,902 shares issued and outstanding                                                1,163
  (Accumulated deficit)                                                                       (1,301)
                                                                                     ----------------
  Total stockholders' equity                                                                    -
                                                                                     ----------------

  Total liabilities and stockholders' deficit                                                   -
                                                                                     ================


   The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the three months ended March 31


                                                      Three months        Three months
                                                           ended               ended
                                                      Mar. 31, 2003       Mar. 31, 2002
Net sales                                            $             -     $             -
Cost of sales                                                      -                   -
                                                      ---------------     ---------------
Gross profit                                                       -                   -
General and administrative expenses                                -                   -
                                                      ---------------     ---------------
Income from operations                                             -                   -
(Loss)/income from discontinued operations                (8,460,132)          3,708,250
                                                      ---------------     ---------------
Net (loss) for the period                            $    (8,460,132)    $     3,708,250
                                                      ===============     ===============

(Loss)/earnings per share - basic                    $         (1.77)    $          0.77
                                                      ===============     ===============

(Loss)/earnings per share - diluted                  $         (1.72)    $          0.75
                                                      ===============     ===============

Weighted average number of shares - basic                  4,785,564           4,785,564
                                                      ===============     ===============

Weighted average number of shares - diluted                4,923,745           4,923,745
                                                      ===============     ===============


   The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the three months ended March 31


                                                       Three months Ended      Three months Ended
                                                          Mar. 31, 2003          Mar. 31, 2002
                                                      ---------------------  ----------------------
Cash flows provided by (used for) operating
 activities:
     Income from operations                           $                  -   $                   -
                                                       --------------------   ---------------------

Cash flows (used for) investing activities:
     Transfer to investment held for disposal                            -                (566,449)
                                                       --------------------   ---------------------

Net (decrease) in cash                                                   -                (566,449)
Cash, beginning of period                                                -                 566,449
                                                       --------------------   ---------------------

Cash, end of period                                   $                  -   $                   -
                                                       ====================   =====================

Supplemental disclosure of cash flow information:
     Interest paid                                    $                  -   $                   -
     Income tax paid                                  $                  -   $                   -
Non-cash financing activities:
     Disposal of investment                           $          8,631,988   $                   -
     Transfer to investment held for disposal         $                  -   $             566,449


The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 (UNAUDITED)


NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the three months ended March 31, 2003 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2003, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.


NOTE 3 - INVESTMENT HELD FOR DISPOSAL

The Company was formerly in the printed circuit board manufacture business. As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology, a wholly-owned subsidiary, by transferring to I.World Limited, the 82% shareholder of the Company, all of Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003. Accordingly, for the year ended December 31, 2002, the income recorded from Advanced Technology was reclassified as income from discontinued operations and the results of operations of Advanced Technology was not consolidated. In addition, the investment in this subsidiary was reclassified as investment held for disposal in the Company's balance sheet as of December 31, 2002 based on its latest available net asset value.

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

                           FORWARD-LOOKING STATEMENTS

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

General

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacture business but has not had any business operations since March 25, 2003. As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology, a wholly-owned subsidiary, by transferring to I.World Limited, the 82% shareholder of the Company, all of Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003. Accordingly, the Company has not had any business operations since March 25, 2003 up to late 2005.

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

Plan of Operation

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

The Company, through its new subsidiary, RC Capital Limited, also plans to offer the following services to clients in Hong Kong and China:

1.   merger and acquisitions business opportunities;
2.   equity or debt financing opportunities;
3. introduction of Hong Kong and/or United States listing professional parties including legal firms and accounting firms; and
4. financial reporting consultancy services for Hong Kong and/or United States listings.

As of the date of this Report, the Team Allied Profits Limited is performing due diligence reviews on several real estate projects in China which may be suitable acquisition candidates for the Company.

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

Off-Balance Sheet Arrangements
------------------------------

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially effected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period covered by this report, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act and Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit Number    Description
    --------------    -----------

          3.1 Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.(1)
          3.2 Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.(2)
          3.3 Certificate of Amendment to Articles of Incorporation dated February 6, 2002.(3)
          3.4 Certificate of Amendment to Article of Incorporation dated August 17, 2002.(4)
          3.5  By-Laws of Score One, Inc. (5)
          4.1 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.(6)
          4.2 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.(7)
          4.3  Form of Regulation S Subscription Agreement.(8)
          10.1 Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.(9)
          10.2 Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.(10)
          31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SCORE ONE, INC.


                                         Date: April 19, 2006

                                         By: /s/ Hoi-ho Kiu
                                            ----------------------
                                            Hoi-ho Kiu
                                            Chief Executive Officer and Director