Form 10QSB
period 2003-06-30
SCORE ONE INC
filed 2006-04-19
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended June 30, 2003.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the transition period from ____ to ____.


                        Commission File Number 000-26717


                                 SCORE ONE, INC.
                 (Name of small business issuer in its charter)


           Nevada                                                88-0409164
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional small business disclosure format (check one) Yes [ ] No [X]

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

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of June 30, 2003

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

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the six months ended June 30

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the six months ended June 30


                                                                          Six months ended       Six months ended
                                                                           June 30, 2003          June 30, 2002
                                                                         -----------------      -----------------
Net sales                                                                   $         -            $        -
Cost of sales                                                                         -                     -
                                                                         -----------------      -----------------
Gross profit                                                                          -                     -
General and administrative expenses                                                   -                     -
                                                                         -----------------      -----------------
Income from operations                                                                -                     -
(Loss)/income from discontinued operations                                   (8,460,132)            4,472,553
                                                                         -----------------      -----------------
Net (loss) for the period                                                   $(8,460,132)           $4,472,553
                                                                         =================      =================
(Loss)/earnings per share - basic                                           $     (2.97)           $     0.93
                                                                         =================      =================
(Loss)/earnings per share - diluted                                         $     (2.84)           $     0.91
                                                                         =================      =================
Weighted average number of shares - basic                                     2,844,137             4,785,564
                                                                         =================      =================
Weighted average number of shares - diluted                                   2,982,318             4,923,745
                                                                         =================      =================

The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the six months ended June 30

                                                                         Six months Ended            Three months Ended
                                                                           June 30, 2003                June 30, 2002
                                                                     --------------------------   --------------------------
Cash flows provided by (used for) operating activities:
        Income from operations                                        $                 -           $                   -
                                                                     --------------------------   --------------------------
Cash flows (used for) investing activities:
        Transfer to investment held for disposal
                                                                                        -                        (566,449)
                                                                     --------------------------   --------------------------
Net (decrease) in cash                                                                  -                        (566,449)
Cash, beginning of period                                                               -                         566,449
                                                                     --------------------------   --------------------------
Cash, end of period                                                   $                 -           $                   -
                                                                     ==========================   ==========================
Supplemental disclosure of cash flow information:
        Interest paid                                                 $                 -           $                   -
        Income tax paid                                               $                 -           $                   -
Non-cash financing activities:
        Disposal of investment                                        $        8,631,988            $                   -
        Transfer to investment held for disposal                      $                 -           $             566,449




The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 (UNAUDITED)



NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the six months ended June 30, 2003 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2003, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

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

----------------

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


                                        SCORE ONE, INC.


                                        Date: April 19, 2006

                                        By: /s/ Hoi-ho Kiu
                                            --------------------
                                            Hoi-ho Kiu
                                            Chief Executive Officer and Director