Form 10QSB
period 2003-09-30
SCORE ONE INC
filed 2006-04-19
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the quarterly period ended September 30, 2003.

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

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of September 30, 2003


               Assets

Investment held for disposal                                                 -
                                                                       --------
Total assets                                                                 -
                                                                       ========

               Liabilities and Stockholders' Equity

Liabilities                                                                  -

Stockholders' deficit
 Preferred stock
     5,000,000 shares authorized, $0.001 par value,
     Series A convertible, authorized 500,000 shares
     138,181 shares issued and outstanding
     Series B convertible, authorized 57,000 shares,
     no shares issued and outstanding                                      138
 Common stock
     50,000,000 shares authorized, $0.001 par value,
     1,162,902 shares issued and outstanding                             1,163
 (Accumulated deficit)                                                  (1,301)
                                                                       --------
 Total stockholders' equity                                                  -
                                                                       --------

 Total liabilities and stockholders' deficit                                 -
                                                                       ========


The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the nine months ended September 30


                                                    Nine months     Nine months
                                                       ended           ended
                                                   Sep. 30, 2003   Sep. 30, 2002

Net sales                                          $          -    $          -
Cost of sales                                                 -               -
                                                   -------------   -------------
Gross profit                                                  -               -
General and administrative expenses                           -               -
                                                   -------------   -------------
Income from operations                                        -               -
(Loss)/income from discontinued operations           (8,460,132)      4,472,553
                                                   -------------   -------------
Net (loss) for the period                          $ (8,460,132)   $  4,472,553
                                                   =============   =============

(Loss)/earnings per share - basic                  $      (3.71)   $       0.93
                                                   =============   =============

(Loss)/earnings per share - diluted                $      (3.50)   $       0.91
                                                   =============   =============

Weighted average number of shares - basic             2,277,567       4,785,564
                                                   =============   =============

Weighted average number of shares - diluted           2,415,748       4,923,745
                                                   =============   =============


The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the nine months ended September 30

                                                    Nine months     Nine months
                                                       Ended           Ended
                                                      Sep. 30,        Sep. 30,
                                                        2003            2002
                                                   -------------   -------------
Cash flows provided by (used for) operating
 activities:
      Income from operations                        $         -     $         -
                                                   -------------   -------------

Cash flows (used for) investing activities:
      Transfer to investment held for disposal                -        (566,449)
                                                   -------------   -------------

Net (decrease) in cash                                        -        (566,449)
Cash, beginning of period                                     -         566,449
                                                   -------------   -------------

Cash, end of period                                 $         -     $         -
                                                   =============   =============

Supplemental disclosure of cash flow information:
      Interest paid                                 $         -     $         -
      Income tax paid                               $         -     $         -
Non-cash financing activities:
      Disposal of investment                        $ 8,631,988     $         -
      Transfer to investment held for disposal      $         -     $   566,449

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 (UNAUDITED)



NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the nine months ended September 30, 2003 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2003, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.


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

__________________

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


                                        SCORE ONE, INC.


                                        Date: April 19, 2006

                                        By: /s/ Hoi-ho Kiu
                                            ------------------------------------
                                            Hoi-ho Kiu
                                            Chief Executive Officer and Director