Form 10KSB
period 2004-12-31
SCORE ONE INC
filed 2006-04-19
CIK 1090062

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

     ---------------------------------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenue for its most recent fiscal year:  $0

As of April 4, 2006 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity was $11,629.

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

Transitional small business disclosure format (check one) Yes [ ]  No [X]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One's Report on Form 10KSB as filed April 16, 2002 (iv) Score One, Inc.'s Report on Form 10QSB as filed August 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.'s Report of Form 8K filed April 11, 2006, (viii) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002 and (ix) Score One, Inc.'s Report on Form 10KSB as filed April 17, 2006.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2004.


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

Recent Sales of Unregistered Securities

For the fiscal year ended December 31, 2004, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act and Regulation D.

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

ITEM 8B.  OTHER INFORMATION

None.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Former Directors and Officers

The individuals below served as officers or directors of the Company during the Fiscal year ended December 31, 2004:

================================================================================
NAME            AGE      POSITION                     TERM(S) OF OFFICE
----            ---      --------                     -----------------

--------------------------------------------------------------------------------
Wing Hung Ho    50    Director and Secretary    March 2000 to September 2005
--------------------------------------------------------------------------------
Hong Zhong Hu   32    Director                  November 2002 to September 2005
================================================================================

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended for the Company's fiscal year ending December 31, 2004, no reports pursuant to Sections 16(a) of the 1934 act appear to have been required and none were filed.

ITEM 10. EXECUTIVE COMPENSATION

==============================================================================================================
                          ANNUAL COMPENSATION                     LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------
                                                                     Awards              Payouts
--------------------------------------------------------------------------------------------------------------

                                                                           Securities
                 Fiscal                     Other Annual   Restricted      Underlying      LTIP    All Other
                           Salary    Bonus     Compen-     Stock Awards    Options/SARs  Payouts     Compen-
Name and Title  Year End     ($)      ($)    sation ($)   (Common Stock)       (#)         ($)      sation ($)
--------------------------------------------------------------------------------------------------------------
Wing Hung Ho,      2004       0        0         0               0              0           0            0
 Director and   ----------------------------------------------------------------------------------------------
 Secretary         2003       0        0         0               0              0           0            0
                ----------------------------------------------------------------------------------------------
                   2002       0        0         0               0              0           0            0
--------------------------------------------------------------------------------------------------------------
Hong Zhong Hu      2004       0        0         0               0              0           0            0
                ----------------------------------------------------------------------------------------------
                   2003       0        0         0               0              0           0            0
                ----------------------------------------------------------------------------------------------
                   2002       0        0         0               0              0           0            0
==============================================================================================================


For the year ended December 31, 2004 and as of April 4, 2006, the Company did not have any employment agreements with its executive officers or employees.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons). However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended December 31, 2004, and as of December 18, 2005, directors received no compensation for their services as directors.

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


ITEM 13.  EXHIBITS

Exhibit       Description
-------       -----------


     3.1 Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.(1)
     3.2 Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.(2)
     3.3 Certificate of Amendment to Articles of Incorporation dated February 6, 2002.(3)
     3.4 Certificate of Amendment to Article of Incorporation dated August 17, 2002.(4)
     3.5      By-Laws of Score One, Inc. (5)
     4.1 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.(6)
     4.2 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.(7)

-----------------------
(1) Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(2) Incorporated by reference to the Company's Report on Form 8K as filed March 15, 2000.
(3) Incorporated by reference to the Company's Report on Form 10KSB as filed April 16, 2002.
(4) Incorporated by reference to the Company's Definitive Schedule 14A as filed August 6, 2002.
(5) Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(6) Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.

     4.3      Form of Regulation S Subscription Agreement.(8)
     10.1 Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.(9)
     10.2 Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.(10)
     14.0     Code of Ethics.(11)
     21.1     Subsidiaries
     31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor and Tax Advisor

On March 6, 2006, the Company engaged Jeffrey Tsang & Co., CPA, Hong Kong, as its audit firm subject to ratification by the Company's shareholders at its next annual shareholders meeting.

Audit Fees
None.

Audit Related Fees
None.

Tax Fees
None

All Other Fees
None.


-----------------------
(7) Incorporated by reference to the Company's filing on Form 8-K as filed November 15, 2002.
(8) Incorporated by reference to the Company's filing on Form 10QSB as filed August 15, 2002.
(9) Incorporated by reference to the Company's filing on Form 8K as filed March 31, 2006.
(10) Incorporated by reference to the Company's filing on Form 8K as filed April 11, 2006.
(11) Incorporated by reference to the Company's filing on Form 10KSB for the period ending December 31, 2002, as filed April 17, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCORE ONE, INC.

                                   By:_______________________
                                         Hoi-ho Kiu
                                         Director and Chief Executive Officer

                                   Dated: April 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date
---------                 -----                                   ----

                          Chief Executive                         April 19, 2006
                          Officer and Director
-----------------         (Principal Executive
Hoi-ho Kiu                Officer)



                          Chief Financial Officer,                April 19, 2006
                          (Principal Financial and Accounting
------------------        Officer), Secretary and Director
Lai Ming Lau

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Unit B, 15/F, Englong Commercial Building, 184 Nathan Road, Kowloon,
Hong Kong SAR.
Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com
--------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                                 SCORE ONE, INC.
                             (A NEVADA CORPORATION)



We have audited the accompanying balance sheet of Score One, Inc. as of December 31, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Score One, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the two years ended December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.



/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 11, 2006

                                 SCORE ONE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacture business. The Company has not had any business operations since March 25, 2003 up to end of early 2006. Accordingly, it is considered to be in its development stage as of December 31, 2004.


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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2004, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.

NOTE 3 - SUBSEQUENT EVENTS

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

Score One, Inc.
Balance sheet (in USD)
As of December 31, 2004

                             Assets

Investments held for disposal                                                -
                                                                ---------------
Total assets                                                                 -
                                                                ===============

                 Liabilities and Stockholders' Equity

Liabilities                                                                  -
                                                                ---------------

Stockholders' equity
      Preferred stock
        5,000,000 shares authorized, $0.001 par value,
        Series A convertible, authorized 500,000 shares,
        138,181 shares issued and outstanding
        Series B convertible, authorized 57,000 shares,
        no shares issued and outstanding                                   138
      Common stock
        50,000,000 shares authorized, $0.001 par value,
        1,162,902 shares issued and outstanding                          1,163
     Accumulated deficit                                                (1,301)
                                                                ---------------
        Total Stockholders' Equity                                           -
                                                                ---------------

        Total Liabilities and Stockholders' Equity                           -
                                                                ===============

Score One, Inc.
Statements of operations (in USD)
For the two years ended December 31
                                                      2004             2003
                                                  -------------    -------------

                                                  $          -     $          -
Cost of
 sales                                                       -                -
                                                  -------------    -------------
Gross profit                                                 -                -
General and administrative expenses                          -                -
                                                  -------------    -------------
Income from operations                                       -                -
Loss from discontinued operations                            -       (8,460,132)
                                                  -------------    -------------
Net loss for the year                             $          -     $ (8,460,132)
                                                  =============    =============

Loss per share - basic                            $          -     $      (4.24)
                                                  =============    =============

Loss per share - diluted                          $          -     $      (3.96)
                                                  =============    =============

Weighted average number of shares - basic            1,162,902        1,996,611
                                                  =============    =============

Weighted average number of shares - diluted          1,301,083        2,134,792
                                                  =============    =============


Score One, Inc.
Statements of stockholders' equity (in USD)
For the two years ended December 31


                                      Preferred  stock                  Common stock
                                 -----------------------------  ------------------------------ Additional      Retained
                                     Shares         Amount          Shares         Amount    paid-in capital   earnings
                                 -------------   -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2002          138,181    $        138      4,785,564   $      4,786   $    168,233   $  8,458,831

Cancellation on disposal
  of investments                            -               -     (3,622,662)        (3,623)      (168,233)             -

Net loss for the year                       -               -              -              -              -     (8,460,132)
                                 -------------   -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2003          138,181             138      1,162,902          1,163              -         (1,301)

Net income for the year                     -               -              -              -              -              -
                                 -------------   -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2004          138,181    $        138      1,162,902   $      1,163   $          -   $     (1,301)
                                 =============   =============  =============  =============  =============  =============

Score One, Inc.
Statements of cash flows (in USD)
Increase (decrease) in cash and cash equivalents
For the two years ended December 31

                                                            2004             2003
                                                        -------------    -------------

Cash flows provided by operating activities:
 Income from operations                                 $          -     $          -

Investing
 activities:
 Transfer to investments held for disposal                         -                -
                                                        -------------    -------------

Net (decrease) in cash and cash equivalents                        -                -

Cash and cash equivalents, beginning of the period                 -                -
                                                        -------------    -------------

Cash and cash equivalents, end of the period            $          -     $          -
                                                        =============    =============

Supplemental disclosure of cash flow information:
      Interest paid                                     $          -     $          -
      Income taxes paid                                 $          -     $          -

Non-cash investing activities:
      Disposal of investment                            $          -     $  8,631,988