Form 10KSB
period 2005-12-31
SCORE ONE INC
filed 2006-04-19
CIK 1090062

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [ X ]

Transitional small business disclosure format (check one) Yes [  ]  No [ X ]

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One's Report on Form 10KSB as filed April 16, 2002, (iv) Score One, Inc.'s Report on Form 10QSB as filed August 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.'s Report of Form 8K filed April 11, 2006, (viii) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002, (ix) the Company's Report on Form 10KSB as filed April 17, 2006.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2005.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the over-the-counter Pink Sheet electronic quotation system. The last trade of the Company's common stock occurred on April 18, 2006 at a price of $0.0001 per share. The annual high price of the Company's common stock was $0.21 per share and the annual low price was $0.0001. To the best knowledge of the current directors, the high and low bid information for the Company's common stock for each quarter within the last two fiscal years is not available.

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

Recent Sales of Unregistered Securities

For the fiscal year ended December 31, 2005, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under
Section 4(2) of the Securities Act and Regulation D.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Purchases of Equity Securities
None.
-----

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

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Officers

The individuals below served as officers or directors of the Company during the Fiscal year ended December 31, 2005 and to the present:

====================== ======= =============================== ====================================
NAME                   AGE        POSITION                           TERM(S) OF OFFICE
----                   ---        --------                           -----------------

---------------------- ------- ------------------------------- ------------------------------------
Hoi-ho Kiu             44      Director and CEO                November 2005 to present
---------------------- ------- ------------------------------- ------------------------------------
Lai Ming Lau           43      Director, Secretary and CFO     November 2005 to present
---------------------- ------- ------------------------------- ------------------------------------
Ting Heung Lam         26      Director and Secretary          September 2005 to March 2006
---------------------- ------- ------------------------------- ------------------------------------
Wing Hung Ho           50      Director and Secretary          March 2000 to September 2005
---------------------- ------- ------------------------------- ------------------------------------
Hong Zhong Hu          32      Director                        November 2002 to September 2005
====================== ======= =============================== ====================================

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

Ting Heung Lam, a former director, since January 2001, has been a self-employed accounting consultant in Hong Kong where she is providing accountancy services for various clients in Hong Kong.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended for the Company's fiscal year ending December 31, 2005, Wing Hung Ho and Hong Zhong Hu failed to file Form 4 Statements of Changes in Beneficial Ownership with regards to the end of their tenures in September 2005. Ting Heung Lam failed to file a Form 3 Statement of Beneficial Ownership with regards to the beginning of her tenure in September 2005. Hoi-ho Kiu and Lai Ming Lau failed to timely file Form 3 Statement of Changes in Beneficial Ownership with regards to the beginning of their tenures in November 2005.

ITEM 10. EXECUTIVE COMPENSATION

=================================================================================================================
                              ANNUAL COMPENSATION                    LONG TERM COMPENSATION
-----------------------------------------------------------------------------------------------------------------
                                                                        Awards               Payouts
-----------------------------------------------------------------------------------------------------------------
Name and Title       Fiscal                       Other      Restricted Stock    Securities
                     Year End Salary   Bonus      Annual         Awards         Underlying     LTIP   All Other
                                ($)      ($)   Compensation  (Common Stock)    Options/SARs   Payouts  Compen-sation
                                                   ($)                             (#)         ($)       ($)
-----------------------------------------------------------------------------------------------------------------
Hoi-ho Kiu,            2005      0        0         0              0                0           0         0
Director and CEO
-----------------------------------------------------------------------------------------------------------------
                       2004      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                       2003      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Lai Ming Lau,          2005      0        0         0              0                0           0         0
Director, Secretary
and CFO
-----------------------------------------------------------------------------------------------------------------
                       2004      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                       2003      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Ting Heung Lam,        2005      0        0         0              0                0           0         0
Director and
Secretary
-----------------------------------------------------------------------------------------------------------------
                       2004      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                       2003      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Wing Hung Ho,          2005      0        0         0              0                0           0         0
Director and
Secretary
-----------------------------------------------------------------------------------------------------------------
                       2004      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                       2003      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
Hong Zhong Hu          2005      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                       2004      0        0         0              0                0           0         0
-----------------------------------------------------------------------------------------------------------------
                       2003      0        0         0              0                0           0         0
---------------------============================================================================================

For the year ended December 31, 2005 and as of April 4, 2006, the Company did not have any employment agreements with its executive officers or employees.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons). However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended December 31, 2005 and as of April 18, 2006, directors received no compensation for their services as directors.

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

Name and Address of                 Shares of Common Stock   Percentage of Class
Beneficial Owner .                      Beneficially Owned   Beneficially Owned

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

----------------------------

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

--------------------------

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

                                         SCORE ONE, INC.

                                         By:
                                            ------------------------------------
                                            Hoi-ho Kiu
                                            Director and Chief Executive Officer

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


Signature                                Title                                     Date
---------                                -----                                     ----

                                         Chief Executive                      April 19, 2006
                                         Officer and Director
------------------------------------     (Principal Executive
Hoi-ho Kiu                               Officer)



                                         Chief Financial Officer,             April 19, 2006
                                         (Principal Financial and Accounting
------------------------------------     Officer), Secretary and Director
Lai Ming Lau

                                 SCORE ONE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacture business. The Company has not had any business operations since March 25, 2003. On October 21, 2005, the Company entered into a Business Restructuring Agreement (the "Agreement") with Team Allied Profits Limited, a British Virgin Islands corporation (the "Consultant"). The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations. In this connection, 30,000,000 shares of the Company's common stock were issued to the Consultant on April 7, 2006. Accordingly, the Company is considered to be in its development stage as of December 31, 2005.


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

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Unit B, 15/F, Englong Commercial Building, 184 Nathan Road, Kowloon, Hong Kong SAR.
Tel: (852) 2781 1606    Fax: (852) 2783 0752    E-mail: info@hkjtc.com
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                                 SCORE ONE, INC.
                             (A NEVADA CORPORATION)



We have audited the accompanying balance sheet of Score One, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Score One, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the two years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.


/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 11, 2006

Score One, Inc.
Balance sheet (in USD)
As of December 31, 2005

                                      Assets

Cash in hand                                                             4,900
                                                                   ------------
Total assets                                                             4,900
                                                                   ============

                     Liabilities and Stockholders' Deficit

Other payable                                                            5,000
                                                                   ------------
             Total liabilities                                           5,000
                                                                   ------------

Stockholders' equity
       Preferred stock
            5,000,000 shares authorized, $0.001 par value,
            Series A convertible, authorized 500,000 shares,
            138,181 shares issued and outstanding
            Series B convertible, authorized 57,000 shares,
            no shares issued and outstanding                               138
       Common stock
            50,000,000 shares authorized, $0.001 par value,
            1,162,902 shares issued and outstanding                      1,163
      Accumulated deficit                                               (1,401)
                                                                   ------------
            Total Stockholders' Deficit                                   (100)
                                                                   ------------

            Total Liabilities and Stockholders' Deficit                  4,900
                                                                   ============

Score One, Inc.
Statements of operations (in USD)
For the two years ended December 31

                                                          2005             2004
                                                ---------------  ---------------

Net sales                                                  $ -              $ -
Cost of sales                                                -                -
                                                ---------------  ---------------
Gross profit                                                 -                -
General and administrative expenses                       (100)               -
                                                ---------------  ---------------
Net loss for the year                                   $ (100)             $ -
                                                ===============  ===============

Loss per share - basic and diluted                     $ (0.00)             $ -
                                                ===============  ===============

Weighted average number of shares - basic            1,162,902        1,162,902
                                                ===============  ===============

Weighted average number of shares - diluted          1,301,083        1,301,083
                                                ===============  ===============

Score One, Inc.
Statements of stockholders' equity (in USD)
For the two years ended December 31


                                             Preferred stock                    Common stock
                                    --------------------------------  ---------------------------------    Accumulated
                                         Shares          Amount            Shares           Amount           deficit
                                    ---------------  ---------------  ---------------  ----------------  ----------------
Balance at December 31, 2003               138,181   $          138        1,162,902   $         1,163   $        (1,301)

Net income for the year                          -                -                -                 -                 -
                                    ---------------   --------------  ---------------   ---------------   ---------------

Balance at December 31, 2004               138,181              138        1,162,902             1,163            (1,301)

Net loss for the year                            -                -                -                 -              (100)
                                    ---------------   --------------  ---------------   ---------------   ---------------

Balance at December 31, 2005               138,181   $          138        1,162,902   $         1,163   $        (1,401)
                                    ===============   ==============  ===============   ===============   ===============


Score One, Inc.
Statements of cash flows (in USD)
Increase (decrease) in cash and cash equivalents
For the two years ended December 31


                                                                      2005             2004
                                                             --------------   --------------
Cash flows provided by operating activities:
 Loss from operations                                       $         (100)  $            -
 Increase in other payable                                           5,000                -
                                                             --------------   --------------

Net increase in cash and cash equivalents                            4,900                -

Cash and cash equivalents, beginning of the period                       -                -
                                                             --------------   --------------

Cash and cash equivalents, end of the period                $        4,900   $            -
                                                             ==============   ==============

Supplemental disclosure of cash flow information:
      Interest
       paid                                                 $            -   $            -
      Income taxes paid                                     $            -   $            -
