Form 10QSB
period 2002-09-30
SCORE ONE INC
filed 2006-04-20
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of April 4, 2006 was 31,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

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



                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One, Inc.'s Report on Form 10-KSB as filed April 16, 2002, (iv) Score One, Inc.'s Report on Form 10-QSB as filed August 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.'s Report of Form 8-K filed April 11, 2006, (viii) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002.

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of September 30, 2002

                                  Assets

Investment held for disposal                                          8,631,988
                                                                    ------------
Total assets                                                          8,631,988
                                                                    ============

                   Liabilities and Stockholders' Equity

Liabilities                                                               -

Stockholders' deficit
  Preferred stock
     5,000,000 shares authorized, $0.001 par value,
     Series A convertible, authorized 500,000 shares
     138,181 shares issued and outstanding
     Series B convertible, authorized 57,000 shares,
     no shares issued and outstanding                                    138
  Common stock
     50,000,000 shares authorized, $0.001 par value,
     4,785,564 shares issued and outstanding                           4,786
  Additional paid-in capital                                            168,233
  Retained earnings                                                   8,458,831
                                                                    ------------
  Total stockholders' equity                                          8,631,988
                                                                    ------------

  Total liabilities and stockholders' equity                          8,631,988
                                                                    ============


The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the nine months ended September 30


                                                    Nine months    Nine months
                                                       ended         ended
                                                   Sep. 30, 2002  Sep. 30, 2001
                                                   -------------  -------------

Net sales                                          $        -      $ 21,416,111
Cost of sales                                               -       (15,746,623)
                                                   -------------  -------------
Gross profit                                                -         5,669,488
Selling expenses                                            -          (116,801)
Amortization                                                -          (743,204)
General and administrative expenses                         -        (1,198,872)
Other income/(expenses), net                                -            29,458
Interest (financial) expenses, net                          -           (61,453)
                                                   -------------  -------------
Income before tax                                           -         3,578,616
Income tax                                                  -          (454,496)
                                                   -------------  -------------
Income before extraordinary gain
 and minority interests                                     -         3,124,120
Minority interests                                          -          (354,421)
Extraordinary gain                                          -         4,013,692
                                                   -------------  -------------
Income from operations                                      -         6,783,391
Income from discontinued operations                 4,472,553                 -
                                                   -------------  -------------
Net income for the period                          $4,472,553      $  6,783,391
                                                   =============  =============
Earnings per share - basic                         $     0.93      $       0.34
                                                   =============  =============
Earnings per share - diluted                       $     0.91      $       0.34
                                                   =============  =============
Weighted average number of shares - basic           4,785,564        19,930,000
                                                   =============  =============
Weighted average number of shares - diluted         4,923,745        19,930,000
                                                   =============  =============



The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the nine months ended September 30

                                                    Nine months    Nine months
                                                       ended         ended
                                                   Sep. 30, 2002  Sep. 30, 2001
                                                   -------------  -------------

Cash flows provided by (used for) operating
 activities:
Income from operations                              $        -     $  6,783,391
                                                   -------------  -------------
Adjustments to reconcile net income to
 net cash provided by operating activities
 Depreciation and amortization                               -        1,500,988
 Minority interest                                           -          354,421
 Gain on disposal of shares in subsidiary                    -       (4,013,692)
 Deferred income taxes                                       -        2,015,000
 Changes in assets and liabilities
   (Increase) decrease in
      Accounts receivable                                    -       (2,748,120)
      Other receivables, deposits, and
       prepayments                                           -        3,037,982
      Inventories                                            -         (156,768)
      Accounts payable                                       -        1,449,364
      Other payables and accrued expenses                    -         (854,914)
      Income taxes payable                                   -         (887,652)
                                                   -------------  -------------
Total adjustments                                            -         (303,391)
                                                   -------------  -------------
Net cash provided by operating activities                    -        6,480,000
                                                   -------------  -------------
Cash flows (used for) investing activities:
   Acquisition of Plant and Machinery                        -         (703,805)
   Related party loans                                       -           (5,961)
   Purchase of subsidiary                                    -      (10,037,214)
   Disposal of subsidiary                                    -        4,615,384
   Transfer to/(from) investment held
    for disposal                                      (566,449)               -
                                                   -------------  -------------
Net cash (used in) investing activities               (566,449)      (6,131,596)
                                                   -------------  -------------
Cash flows from financing activities
   Bank overdraft                                            -               43
                                                   -------------  -------------

Net (decrease)/income in cash and cash
 equivalents                                          (566,449)         348,447
Cash and cash equivalents, beginning of period         566,449          239,909
                                                   -------------  -------------
Cash and cash equivalents, end of period            $        - $        588,356
                                                   =============  =============

Supplemental disclosure of cash flow information:
   Interest paid                                    $        -     $          -
   Income tax paid                                  $        -     $          -
Non-cash financing activities:
   Transfer to investment held for disposal         $  566,449     $



The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 (UNAUDITED)



NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the nine months ended September 30, 2002 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company's investment held for disposal at September 30, 2002 approximates fair value.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2002, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.


NOTE 3 - INVESTMENT HELD FOR DISPOSAL

The Company was formerly in the printed circuit board manufacture business. As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology, a wholly-owned subsidiary, by transferring to I.World Limited, the 82% shareholder of the Company, all of Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003. Accordingly, for the period ended September 30, 2002, the income recorded from Advanced Technology was reclassified as income from discontinued operations and the results of operations of Advanced Technology was not consolidated. In addition, the investment in this subsidiary was reclassified as investment held for disposal in the Company's balance sheet as of September 30, 2002 based on its latest available net asset value.


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



---------------------
(1) Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(2) Incorporated by reference to the Company's Report on Form 8-K as filed March 15, 2000.
(3) Incorporated by reference to the Company's Report on Form 10-KSB as filed April 16, 2002.
(4) Incorporated by reference to the Company's Definitive Schedule 14A as filed August 6, 2002.
(5) Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(6) Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
(7) Incorporated by reference to the Company's filing on Form 8-K as filed November 15, 2002.
(8) Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
(9) Incorporated by reference to the Company's filing on Form 8-K as filed March 31, 2006.
(10) Incorporated by reference to the Company's filing on Form 8-K as filed April 11, 2006.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCORE ONE, INC.


                                        Date: April 20, 2006

                                        By: /s/ Hoi-ho Kiu
                                            ------------------------------------
                                            Chief Executive Officer and Director