Form 10QSB
period 2004-03-31
SCORE ONE INC
filed 2006-04-20
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 for the quarterly period ended March 31, 2004.

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



                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One, Inc.'s Report on Form 10-KSB as filed April 16, 2002, (iv) Score One, Inc.'s Report on Form 10-QSB as filed August 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.'s Report of Form 8-K filed April 11, 2006 and (viii) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002.

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of March 31, 2004

                                     Assets

Investment held for disposal                                                  -
                                                                    ------------
Total assets                                                                  -
                                                                    ============

                      Liabilities and Stockholders' Equity

Liabilities                                                                   -

Stockholders' deficit
  Preferred stock
    5,000,000 shares authorized, $0.001 par value,
    Series A convertible, authorized 500,000 shares
    138,181 shares issued and outstanding
    Series B convertible, authorized 57,000 shares,
    no shares issued and outstanding                                        138
  Common stock
    50,000,000 shares authorized, $0.001 par value,
    1,162,902 shares issued and outstanding                               1,163
  (Accumulated deficit)                                                  (1,301)
                                                                    ------------
  Total stockholders' equity                                                  -
                                                                    ------------

  Total liabilities and stockholders' deficit                                 -
                                                                    ============


The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the three months ended March 31


                                                Three months    Three months
                                                   ended            ended
                                                Mar. 31, 2004   Mar. 31, 2003

Net sales                                       $          -    $          -
Cost of sales                                              -               -
                                                 ------------    ------------
Gross profit                                               -               -
General and administrative expenses                        -               -
                                                 ------------    ------------
Income from operations                                     -               -
Loss from discontinued operations                          -      (8,460,132)
                                                 ------------    ------------
Net loss for the period                         $          -    $ (8,460,132)
                                                 ============    ============

Loss per share - basic                          $          -    $      (1.77)
                                                 ============    ============

Loss per share - diluted                        $          -    $      (1.72)
                                                 ============    ============

Weighted average number of shares - basic          1,162,902       4,785,564
                                                 ============    ============

Weighted average number of shares - diluted        1,301,083       4,923,745
                                                 ============    ============



The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the three months ended March 31
                                                        Three months Ended     Three months Ended
                                                           Mar. 31, 2004          Mar. 31, 2003
                                                        -------------------    -------------------
Cash flows provided by (used for) operating activities:
     Income from operations                             $                -     $                -
                                                        -------------------    -------------------

Cash flows (used for) investing activities:
     Transfer to investment held for disposal                            -                      -
                                                        -------------------    -------------------

Net (decrease) in cash                                                   -                      -
Cash, beginning of period                                                -                      -
                                                        -------------------    -------------------

Cash, end of period                                     $                -     $                -
                                                        ===================    ===================

Supplemental disclosure of cash flow information:
     Interest paid                                      $                -     $                -
     Income tax paid                                    $                -     $                -
Non-cash financing activities:
     Disposal of investment                             $                -     $        8,631,988

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2004 (UNAUDITED)



NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the three months ended March 31, 2004 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2004, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit   Number Description
          -------   ------------------


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


                                      SCORE ONE, INC.


                                      Date: April 19, 2006

                                      By: /s/ Hoi-ho Kiu
                                          -----------------------------------
                                          Hoi-ho Kiu
                                          Chief Executive Officer and Director