Form 10QSB
period 2005-03-31
SCORE ONE INC
filed 2006-04-20
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from ____ to____.


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

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of March 31, 2005

                                     Assets


Investment held for disposal                                                -
                                                           -------------------
Total assets                                                                -
                                                           ===================

                      Liabilities and Stockholders' Equity

Liabilities                                                                 -

Stockholders' deficit
 Preferred stock
    5,000,000 shares authorized, $0.001 par value,
    Series A convertible, authorized 500,000 shares
    138,181 shares issued and outstanding
    Series B convertible, authorized 57,000 shares,
    no shares issued and outstanding                                      138
  Common stock
    50,000,000 shares authorized, $0.001 par value,
    1,162,902 shares issued and outstanding                             1,163
 (Accumulated deficit)                                                 (1,301)
                                                           -------------------
 Total stockholders' equity                                                 -
                                                           -------------------

 Total liabilities and stockholders' deficit                                -
                                                           ===================

The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the three months ended March 31


                                              Three months      Three months
                                                  ended             ended
                                              Mar. 31, 2005     Mar. 31, 2004

Net sales                                    $            -    $            -
Cost of sales                                             -                 -
                                              --------------    --------------
Gross profit                                              -                 -
General and administrative expenses                       -                 -
                                              --------------    --------------
Income from operations                                    -                 -
Loss from discontinued operations                         -                 -
                                              --------------    --------------
Net loss for the period                      $            -    $            -
                                              ==============    ==============

Loss per share - basic                       $            -    $            -
                                              ==============    ==============

Loss per share - diluted                     $            -    $            -
                                              ==============    ==============

Weighted average number of shares - basic         1,162,902         1,162,902
                                              ==============    ==============

Weighted average number of shares - diluted       1,301,083         1,301,083
                                              ==============    ==============

The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the three months ended March 31

                                                 Three months    Three months
                                                     Ended           Ended
                                                 Mar. 31, 2005   Mar. 31, 2004
                                                 -------------   -------------
Cash flows provided by (used for) operating
 activities:
     Income from operations                       $         -     $         -
                                                   -----------     -----------

Net (decrease) in cash                                      -               -
Cash, beginning of period                                   -               -
                                                   -----------     -----------

Cash, end of period                               $         -     $         -
                                                   ===========     ===========

Supplemental disclosure of cash flow information:
     Interest paid                                $         -     $         -
     Income tax paid                              $         -     $         -

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005 (UNAUDITED)



NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the three months ended March 31, 2005 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2005, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit
  Number  Description
  ------  -----------

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


----------------------------------
(1) Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(2) Incorporated by reference to the Company's Report on Form 8-K as filed March 15, 2000.
(3) Incorporated by reference to the Company's Report on Form 10-KSB as filed April 16, 2002.
(4) Incorporated by reference to the Company's Definitive Schedule 14A as filed August 6, 2002.
(5) Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
(6) Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
(7) Incorporated by reference to the Company's filing on Form 8-K as filed November 15, 2002.
(8) Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
(9) Incorporated by reference to the Company's filing on Form 8-K as filed March 31, 2006.
(10) Incorporated by reference to the Company's filing on Form 8-K as filed April 11, 2006.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCORE ONE, INC.


                                        Date: April 19, 2006

                                        By: /s/ Hoi-ho Kiu
                                          --------------------------------------
                                            Hoi-ho Kiu
                                            Chief Executive Officer and Director