Form 10QSB
period 2005-09-30
SCORE ONE INC
filed 2006-04-20
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X ]

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of April 4, 2006 was 31,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Transitional small business disclosure format (check one) Yes [_] No [X]

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

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of September 30, 2005


                                     Assets

Investment held for disposal                                                       --
                                                                      ----------------
Total assets                                                                       --
                                                                      ================

                      Liabilities and Stockholders' Equity

Liabilities                                                                        --

Stockholders' deficit
  Preferred stock
        5,000,000 shares authorized, $0.001 par value,
      Series A convertible, authorized 500,000 shares
         138,181 shares issued and outstanding
         Series B convertible, authorized 57,000 shares,
        no shares issued and outstanding                                          138
   Common stock
        50,000,000 shares authorized, $0.001 par value,
        1,162,902 shares issued and outstanding                                 1,163
  (Accumulated deficit)                                                        (1,301)
                                                                      ----------------
  Total stockholders' equity                                                       --
                                                                      ----------------

  Total liabilities and stockholders' deficit                                      --
                                                                      ================


The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the nine months ended September 30


                                                                     Nine months ended        Nine months ended
                                                                       Sep. 30, 2005            Sep. 30, 2004
                                                                    -------------------      --------------------
Net sales                                                           $                --      $                 --
Cost of sales                                                                        --                        --
                                                                    -------------------      --------------------
Gross profit                                                                         --                        --
General and administrative expenses                                                  --                        --
                                                                    -------------------      --------------------
Income from operations                                                               --                        --
Loss from discontinued operations                                                    --                        --
                                                                    -------------------      --------------------
Net loss for the period                                             $                --      $                 --
                                                                    ===================      ====================
Loss per share - basic                                              $                --      $                 --
                                                                    ===================      ====================
Loss per share - diluted                                            $                --      $                 --
                                                                    ===================      ====================
Weighted average number of shares - basic                                     1,162,902                 1,162,902
                                                                    ====================     ====================
Weighted average number of shares - diluted                                   1,301,083                 1,301,083
                                                                    ====================     ====================


The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the nine months ended September 30


                                                                      Nine months Ended        Nine months Ended
                                                                        Sep. 30, 2005            Sep. 30, 2004
                                                                     -------------------      -------------------
Cash flows provided by (used for) operating activities:
Income from operations                                               $                --      $                 --
                                                                     -------------------      --------------------
Net (decrease) in cash                                                                --                        --
Cash, beginning of period                                                             --                        --
                                                                     -------------------      --------------------
Cash, end of period                                                  $                --      $                 --
                                                                     ===================      ====================
Supplemental disclosure of cash flow information:
   Interest paid                                                     $                --      $                 --
   Income tax paid                                                   $                --      $                 --


The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (UNAUDITED)



NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the nine months ended September 30, 2005 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2005, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.


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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


3.1      Articles of  Incorporation  of Aloha "The  Breath of Life"  Foundation,
         Inc.(1)
3.2 Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.(2)
3.3 Certificate of Amendment to Articles of Incorporation dated February 6, 2002.(3)
3.4      Certificate of Amendment to Article of  Incorporation  dated August 17,
         2002.(4)
3.5      By-Laws of Score One, Inc. (5)
4.1 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.(6) Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and
4.2 Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.(7) Form of Regulation S Subscription Agreement.(8) Business Restructuring Agreement, dated October 21, 2005, between
4.3      Score One, Inc. and Team Allied Profits Limited.(9)
10.1 Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.(10)
10.2 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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