Form 10QSB
period 2004-06-30
SCORE ONE INC
filed 2006-04-21
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 for the quarterly period ended June 30, 2004.

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

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc.
Balance Sheet (unaudited, in USD)
As of June 30, 2004

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

Score One, Inc.
Statements of Operations (unaudited, in USD)
For the six months ended June 30


                                        Six months        Six months
                                          ended             ended
                                      June 30, 2004     June 30, 2003

Net sales                            $             -  $             -
Cost of sales                                      -                -
                                     ---------------- ----------------
Gross profit                                       -                -
General and administrative expenses                -                -
                                     ---------------- ----------------
Income from operations                             -                -
Loss from discontinued operations                  -       (8,460,132)
                                     ---------------- ----------------
Net loss for the period              $             -  $    (8,460,132)
                                     ================ ================

Loss per share -- basic              $             -  $         (2.97)
                                     ================ ================

Loss per share -- diluted            $             -  $         (2.84)
                                     ================ ================

Weighted average number of shares --
 basic                                     1,162,902        2,844,137
                                     ================ ================

Weighted average number of shares --
 diluted                                   1,301,083        2,982,318
                                     ================ ================

The accompanying notes are an integral part of these financial statements.

Score One, Inc.
Statements of Cash Flows (unaudited, in USD)
For the six months ended June 30

                                  Six months Ended  Three months Ended
                                    June 30, 2004      June 30, 2003
                                 ------------------ ------------------
Cash flows provided by (used
 for) operating activities:
        Income from operations   $               -  $               -
                                 ------------------ ------------------

Cash flows (used for) investing
 activities:
        Transfer to investment
         held for disposal                       -                  -
                                 ------------------ ------------------

Net (decrease) in cash                           -                  -
Cash, beginning of period                        -                  -
                                 ------------------ ------------------

Cash, end of period              $               -  $               -
                                 ================== ==================

Supplemental disclosure of cash
 flow information:
        Interest paid            $               -  $               -

        Income tax paid          $               -  $       8,631,988

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004 (UNAUDITED)



NOTE 1 -- ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the six months ended June 30, 2004 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2004, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.


NOTE 3 -- INVESTMENT HELD FOR DISPOSAL

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

NOTE 4 -- SUBSEQUENT EVENTS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                   Description
--------------                   -----------

   3.1         Articles of Incorporation of Aloha "The Breath of Life"
               Foundation, Inc.(1)
   3.2 Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.(2)
   3.3 Certificate of Amendment to Articles of Incorporation dated February 6, 2002.(3)
   3.4 Certificate of Amendment to Article of Incorporation dated August 17, 2002.(4)
   3.5         By-Laws of Score One, Inc.(5)
   4.1 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.(6)
   4.2 Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.(7)
   4.3         Form of Regulation S Subscription Agreement.(8)
   10.1 Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.(9)
   10.2 Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.(10)
   31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

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


                                        SCORE ONE, INC.


                                        Date: April 19, 2006

                                        By: /s/ Hoi-ho Kiu
                                            ----------------------------
                                            Hoi-ho Kiu
                                            Chief Executive Officer and Director