Form 10QSB
period 2006-03-31
SCORE ONE INC
filed 2006-04-21
CIK 1090062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to____.


                        Commission File Number 000-26717

                                 SCORE ONE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                        NEVADA                              88-0409164
----------------------------------------------        -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of April 18, 2006 was 31,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X ]

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






                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One's Report on Form 10-KSB as filed April 16, 2002, (iv) Score One, Inc.'s Report on Form 10-QSB as filed August 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.'s Report of Form 8-K filed April 11, 2006 (viii) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002 and (ix) the Company's Report on Form 10-KSB as filed April 17, 2006.

ITEM 1. FINANCIAL STATEMENTS.

SCORE ONE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED, IN USD)
AS OF MARCH 31, 2006


                                                       Assets
                                                       ------

Current assets
     Cash in hand and at bank
                                                                                     53
                                                                                -------
Total assets                                                                         53
                                                                                =======

                                        Liabilities and Stockholders' Deficit
                                        -------------------------------------
Current liabilities

        Accrued expenses                                                          5,670
        Other payables                                                            5,073
                                                                                -------
Total liabilities                                                                10,743
                                                                                -------
Stockholders' deficit
  Preferred stock

        5,000,000 shares authorized, $0.001 par value,
      Series A convertible, authorized 500,000 shares
         138,181 shares issued and outstanding
         Series B convertible, authorized 57,000 shares,
        no shares issued and outstanding                                            138
   Common stock
        50,000,000 shares authorized, $0.001 par value,
        1,162,902 shares issued and outstanding                                   1,163
  Accumulated deficit during development stage                                  (11,991)
                                                                                -------
  Total stockholders' deficit                                                   (10,690)
                                                                                -------
  Total liabilities and stockholders' deficit                                        53
                                                                                =======


The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED, IN USD)
FOR THE THREE MONTHS ENDED MARCH 31


                                               Three months ended        Three months ended
                                                  Mar. 31, 2006            Mar. 31, 2005
                                               -------------------       -------------------
Net sales                                          $      --                   $      --
Cost of sales                                             --                          --
                                                   -----------                 -----------
Gross profit                                              --                          --
General and administrative expenses                    (10,590)                       --
                                                   -----------                 -----------
Net loss for the period                            $   (10,590)                $      --
                                                   ===========                 ===========
Loss per share - basic                             $     (0.01)                $      --
                                                   ===========                 ===========
Loss per share - diluted                           $     (0.01)                $      --
                                                   ===========                 ===========
Weighted average number of shares - basic            1,162,902                   1,162,902
                                                   ===========                 ===========
Weighted average number of shares - diluted          1,301,083                   1,301,083
                                                   ===========                 ===========

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN USD)
FOR THE THREE MONTHS ENDED MARCH 31


                                                                        Three months Ended           Three months Ended
                                                                           Mar. 31, 2006                Mar. 31, 2005
                                                                     --------------------------   --------------------------
Cash flows provided by (used for) operating activities:

        Net loss                                                               $(10,590)                   $    --
                                                                               --------                    ---------
           Changes in assets and liabilities:
                Increase in liabilities
                        Accrued expenses                                          5,670                         --

                        Other payable                                                73                         --

                                                                               --------                    ---------
                              Total adjustments                                   5,743                         --
                                                                               --------                    ---------
           Net cash used for operating activities                                (4,847)                        --
                                                                               --------                    ---------
Net (decrease) in cash
                                                                                 (4,847)                        --
Cash, beginning of period                                                         4,900                         --
                                                                               --------                    ---------
Cash, end of period                                                            $     53                    $    --
                                                                               ========                    =========

Supplemental disclosure of cash flow information:
        Interest paid                                                          $   --                      $    --
        Income tax paid                                                        $   --                      $    --



The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE "COMPANY")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)



NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the three months ended March 31, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2006, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

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

On October 21, 2005, the Company entered into a Business Restructuring Agreement with Team Allied Profits Limited, a British Virgin Islands corporation (the "Consultant"). The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations.

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

The Company, through its new subsidiary, RC Capital, is offering the following services to clients in Hong Kong and China:

1.   merger and acquisitions business opportunities;
2.   equity or debt financing opportunities;
3. introduction of Hong Kong and/or United States listing professional parties including legal firms and accounting firms; and
4. financial reporting consultancy services for Hong Kong and/or United States listings.

As of the date of this Report, RC Capital has successfully been engaged as financial consultant of one client in China to provide the above services. It is actively negotiating with another Malaysian client to provide our services. Accordingly, the Company will be recording revenues from the second quarter of 2006 onwards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Sale and Purchase Agreement for the acquisition of Recreation Town, the Registrant shall issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000. This transaction was exempt from the registration provisions of the Securities Act of 1933 (the "Act") by virtue of Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The securities issued in this transaction were restricted securities as defined in Rule 144 of the Act. The Registrant believes that Ms. Hoi-hoi Kiu and Dalian Fengming are "accredited investors" under Rule 501 under Regulation D of the Act and had adequate access to information about the Registrant.

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