Form 10QSB
period 2006-06-30
SCORE ONE INC
filed 2006-08-14
CIK 1090062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.

Commission File Number 000-26717

Score One, Inc.
(Name of small business issuer in its charter)

Nevada	88-0409164
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

Suites 2203-06, Level 22, Office Tower, Langham Place, 8 Argyle Street, Mongkok,
Kowloon, Hong Kong

(Address of principal executive offices)

011 852 3105 5063
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of August 1, 2006 was 31,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional small business disclosure format (check one) Yes ☐ No ☒

DOCUMENTS TO BE INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Score One, Inc.’s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.’s Report on Form 8-K as filed March 15, 2000, (iii) Score One’s Report on Form 10-KSB as filed April 16, 2002, (iv) Score One, Inc.’s Report on Form 10-QSB as filed August 15, 2002, (v) Score One, Inc.’s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.’s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.’s Report of Form 8-K filed April 11, 2006 (viii) Score One, Inc.’s Definitive Schedule 14A as filed August 6, 2002 (ix) the Company’s Report on Form 10-KSB as filed April 17, 2006, (x) the Company’s registration statement on Form S-8 as filed July 31, 2006.

ITEM 1. FINANCIAL STATEMENTS.

Score One, Inc. and subsidiaries
Condensed Consolidated Balance Sheet (unaudited, in USD)
As of June 30, 2006

Assets

Current Assets
Cash and bank balances	26,370
Account Receivable	200,000
Total current assets	226,370

Intangible assets	35,764

Total assets	262,134

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	3,385
Other payable	73
Income tax payable	846
Total current liabilities	4,304

Minority interests	8,816

Stockholders' equity
Preferred stock
5,000,000 shares authorized, $0.001 par value,
Series A convertible, authorized 500,000 shares,
138,181 Class A issued and outstanding
Series B convertible, authorized 57,000 shares,
no shares issued and outstanding	138
Common stock
50,000,000 shares authorized, $0.001 par value,
31,162,902 shares issued and outstanding	31,163
Additional paid-in-capital	270,000
Accumulated losses	(52,287)
Total stockholders' equity	249,014

Total liabilities and stockholders' equity	262,134

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and subsidiaries
Condensed Consolidated Statements of Operations (unaudited, in USD)
For the three and six months ended June 30

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net sales and service income	294,083	—	294,083	—
Cost of sales	(14,303)	—	(14,303)	—
Gross profit	279,780	—	279,780	—
Common stock issued for service	(300,000)		(300,000)
Other general and administrative expenses	(31,850)	—	(21,260)	—
Loss from operations	(52,070)	—	(41,480)	—
Income tax	—	—	—	—
Loss before minority interests	(52,070)	—	(41,480)	—
Minority interests	1,184	—	1,184	—
Net loss	(50,886)	—	(40,296)	—

Net loss per share
- basic and diluted	$(0.00)	$—	$—	$—

Weighted average of number of shares
- basic	16,162,902	1,162,902	31,162,902	1,162,902
- diluted	16,301,083	1,301,083	31,301,083	1,301,083

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and subsidiaries
Condensed Consolidated Statements of Cashflows (unaudited, in USD)
For the six months ended June 30

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2006	2005
Cash flows provided by operating activities:
Net loss	$(50,886)	$—

Adjustments to reconcile net (loss) to cash used in operating activities:
Common stock issued for services	300,000	—
Minority interests	(1,184)	—
Changes in assets and liabilities:
Increase in assets
Account receivable	(200,000)	—
Intangible assets	(35,764)	—
Increase/(decrease) in liabilities
Accrued expenses	3,385	—
Other payable	(4,927)	—
Income tax payable	846
Total adjustments	62,356	—

Net cash provided by operating activities	11,470	—

Financing activities:
Minority interests	10,000	—

Net increase in cash	21,470	—
Cash, beginning of period	4,900	—

Cash, end of period	$26,370	$—

Supplemental disclosure of cashflow information:
Interest paid	$—	$—
Tax paid	$—	$—

Non-cash financing activities:
Common stock issued for service	$300,000	$—

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE “COMPANY”)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Company for the six months ended June 30, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition

Revenue is recognized on the sale and transfer of goods and the completion of consulting services provided. Provisions for discounts to customers, estimated returns and allowances and other price or sales rebates adjustments are provided for in the same periods the related revenue is recorded which are deducted from the gross sales.

Estimates and assumptions

The preparation of financial statements inconformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue recognition, allowance for doubtful accounts, long lived assets impairment, inventories, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

Management does not expect that the adoption of other recent accounting pronouncements to have a material impact on its financial statements.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2006, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

NOTE 3 – SUBSEQUENT EVENTS

On April 9, 2006, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with RC Capital, Dalian Fengming International Recreation Town Co., Ltd. (“Dalian Fengming”) and Ms. Hoi-ho Kiu, CEO of the Company, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II (“Recreation Town”) in exchange for 28,000,000 shares of common stock in the Company. The transaction is contemplated to be closed on or before July 31, 2006.

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

Pursuant to the Agreement, the Company shall issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000. As of August 1, 2006, this transaction has not yet closed.

On July 20, 2006, the authorized shares of Common Stock of the Company were increased from 50,000,000 to 200,000,000.

On July 31, 2006, the Company filed a Form S-8 Registration Statement relating to the issuance of securities pursuant to the 2006 Incentive and Nonstatutory Stock Option Plan adopted by the board of directors on July 12, 2006 up to 6,000,000 shares.

FORWARD LOOKING STATEMENTS

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," “PLAN,” "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

General

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacture business but did not have any business operations since March 25, 2003 . As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology, a wholly-owned subsidiary, by transferring to I.World Limited, the 82% shareholder of the Company, all of the Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003. After the exchange transaction closed, the Company did not have any business operations until late 2005.

On October 21, 2005, the Company entered into a Business Restructuring Agreement (“The Agreement”) with Team Allied Profits Limited, a British Virgin Islands corporation (the “Consultant”). The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations.

On February 7, 2006, the Company purchased a Hong Kong corporation called RC Capital Limited (“RC Capital”) for $1.00 as a wholly-owned subsidiary. RC Capital was a dormant company with no assets and liabilities and was formerly known as Richley (China) Limited. There is no written agreement for the purchase of RC Capital. RC Capital is currently the Company’s wholly owned operating subsidiary.

On April 9, 2006, the Company entered into a Sale and Purchase Agreement with RC Capital, Dalian Fengming International Recreation Town Co., Ltd. (“Dalian Fengming”) and Ms. Hoi-ho Kiu, CEO of the Company, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II (“Recreation Town”) in exchange for 28,000,000 shares of common stock in the Company. As of August 1, 2006, this transaction has not yet closed.

On April 20, 2006, RC Capital purchased 3,000,000 shares of common stock of Automated Fabrication Systems Corporation (“AFS”), a British Virgin Islands corporation, for $0.01 per share for a total of $30,000 in cash and AFS became our 75% indirectly owned subsidiary. On April 20, 2006, AFS was a holding company with no operations. On April 22, 2006, AFS paid $38,000 cash, principally from proceeds of its share sale, to the stockholders of Sino Asia Solution Limited, a Hong Kong corporation (“SAS”) to acquire 100% of the issued and outstanding common stock of SAS. This transaction was closed on April 25, 2006. There was no written agreement entered between AFS and the then stockholders of SAS, other than Instruments of Transfer of 200,000 shares, constituting 100% of the outstanding shares of SAS.

Plan of Operations

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

As of the date of this Report, RC Capital has successfully been engaged as financial consultant of one client in China to provide the above services and recorded revenues in this quarter. It is actively negotiating with another Malaysian client to provide our services.

As of the date of this Report, RC Capital, with the assistance from Team Allied Profits Limited, is negotiating a real estate project in Shanghai, China which may be suitable acquisition candidate for the Company. If this acquisition is successful, the Company will be required to raise additional funds to the extent of $3 billion in the next 36 months for development costs of this real estate project.

Management does not expect that the Company will incur significant research and development costs.

SAS, the wholly owned subsidiary of AFS, plans to commence business operations for the target market of Mainland China. In the near future, SAS plans to translate its iRSS System into Chinese Upgraded Version. Accordingly, it is actively seeking equity financing in an amount up to $2,000,000, in order to finance the anticipated research and development costs.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

	Three Months Ended June 30, 2006 (Unaudited)	Three Months Ended June 30, 2005 (Unaudited)	Six Months Ended June 30, 2006 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)
Statement of Operations Data:
Revenue	$294,083	$-0-	$294,083	$-0-
(Net Loss)	(40,296)	-0-	(50,886)	-0-
(Net Loss) Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$262,134	$-0-	$262,134	$-0-
Total Current Liabilities	4,304	-0-	4,304	-0-
Accumulated Deficit	(52,287)	-0-	(52,287)	-0-
Stockholders’ Equity	249,014	-0-	249,014	-0-

Three months ended June 30, 2006 as compared to three months ended June 30, 2005 (Unaudited)

Revenues

The Company did not have any revenues in the three months ended June 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company started to generate revenues for the three months ended June 30, 2006 and recorded net revenue of $294,083.

Cost of Sales

The Company did not have a cost of sales for the three months ended June 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company incurred cost of goods sold for the three months ended June 30, 2006 of $14,303.

Operating Expenses

During the three months ended June 30, 2006, the Company issued 30,000,000 shares of our Common Stock to Team Allied Profits Limited in consideration of business restructuring service provided. The fair market value of such shares at the time of issuance was $0.01 per share, amounting to a total of $300,000. The Company’s other general and administrative expenses increased to $21,260 during the three months ended June 30, 2006 after the acquisition of RC Capital, AFS and SAS.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2006 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Loss

Net loss for the three months ended June 30, 2005 was nil because the Company did not have any business operations since March 25, 2003 up to late 2005 as compared to a net loss of $40,296 for the three months ended June 30, 2006 after the acquisition of RC Capital, AFS and SAS. Management attributes the loss for the three months ended June 30, 2006 to the expenses incurred related to common stock issued for service of $300,000. If we exclude this $300,000 expense, the Company in fact recorded a net income of $259,704 for the three months ended June 30, 2006.

Six Months ended June 30, 2006 as compared to six months ended June 30, 2005 (Unaudited)

Revenues

The Company did not have any revenues in the six months ended June 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company started to generate revenues for the six months ended June 30, 2006 and recorded net revenue of $294,083.

Cost of Sales

The Company did not have a cost of sales for the six months ended June 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company incurred cost of goods sold for the six months ended June 30, 2006 of $14,303.

Operating Expenses

During the six months ended June 30, 2006, the Company issued 30,000,000 shares of our Common Stock to Team Allied Profits Limited in consideration of business restructuring service provided. The fair market value of such shares at the time of issuance was $0.01 per share, amounting to a total of $300,000. The Company’s other general and administrative expenses increased to $31,850 during the six months ended June 30, 2006 after the acquisition of RC Capital, AFS and SAS.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2006 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Loss

Net loss for the six months ended June 30, 2005 was nil because the Company did not have any business operations since March 25, 2003 up to late 2005 as compared to a net loss of $50,886 for the six months ended June 30, 2006 after the acquisition of RC Capital, AFS and SAS. Management attributes the loss for the six months ended June 30, 2006 to the expenses incurred related to common stock issued for service of $300,000. If we exclude this $300,000 expense, the Company in fact recorded a net income of $249,114 for the six months ended June 30, 2006.

Liquidity And Capital Resources

The Company had cash or cash equivalents of $26,370 at June 30, 2006 as a result of the acquisition of RC Capital, AFS and SAS compared to no cash or cash equivalents at June 30, 2005 when the Company merely did not have any business operations since March 25, 2003 up to late 2005. Net cash provided by operations amounted to $11,470 for the six months ended June 30, 2006.

As shown in the accompanying financial statements, now that the Company has acquired RC Capital, SAS and AFS, its working capital surplus has improved significantly to $222,066 as of June 30, 2006. The Company may require additional financing in order to implement its various business plans through third party financing in the form of equity or debt financing. Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, the Company’s growth and prospects would be materially and adversely affected. As a result of any such financing, the Company’s shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control, as China is still a developing country and the Company’s capital requirements may increase.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially effected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Sale and Purchase Agreement for the acquisition of Recreation Town, the Registrant shall issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000. This transaction was exempt from the registration provisions of the Securities Act of 1933 (the “Act”) by virtue of Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The securities issued in this transaction were restricted securities as defined in Rule 144 of the Act. The Registrant believes that Ms. Hoi-hoi Kiu and Dalian Fengming are “accredited investors” under Rule 501 under Regulation D of the Act and had adequate access to information about the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2006 the Company filed a Definitive Information Statement on Schedule 14C in lieu of an annual meeting. Two Directors, Hoi-Ho Kiu and Lai Ming Lau were elected for a term of one year or until their successors are duly elected and qualified.

Other matters which were voted upon included the authorization to amend of the Company’s Articles of Incorporation, increasing the authorized shares of Common Stock of the Company from 50,000,000 to 200,000,000 and the ratification of the appointment of Jeffrey Tsang & Co., Certified Public Accountants, as the Company’s independent public accountants.

Team Allied Profits Limited at the time held 30,000,000 shares of Common Stock of the Company. Team Allied Profits Limited voted all its shares and proxies in favor of the above-referenced proposals resulting in a favorable vote of 96.3% of all issued and outstanding shares entitled to vote.

ITEM 5. OTHER INFORMATION

There were no unregistered sales of equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.[1]
3.2	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.[2]
3.3	Certificate of Amendment to Articles of Incorporation dated February 6, 2002.[3]
3.4	Certificate of Amendment to Article of Incorporation dated August 17, 2002.[4]
3.5	By-Laws of Score One, Inc.[5]
4.1	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.[6]
4.2	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.[7]
4.3	Form of Regulation S Subscription Agreement.[8]
10.1	Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.[9]
10.2	Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.[10]
10.3	2006 Incentive and Nonstatutory Stock Option Plan.[11]
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 Incorporated by reference to the Company’s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
2 Incorporated by reference to the Company’s Report on Form 8-K as filed March 15, 2000.
3 Incorporated by reference to the Company’s Report on Form 10-KSB as filed April 16, 2002.
4 Incorporated by reference to the Company’s Definitive Schedule 14A as filed August 6, 2002.
5 Incorporated by reference to the Company’s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
6 Incorporated by reference to the Company’s filing on Form 10-QSB as filed August 15, 2002.
7 Incorporated by reference to the Company’s filing on Form 8-K as filed November 15, 2002.
8 Incorporated by reference to the Company’s filing on Form 10-QSB as filed August 15, 2002.
9 Incorporated by reference to the Company’s filing on Form 8-K as filed March 31, 2006.
10 Incorporated by reference to the Company’s filing on Form 8-K as filed April 11, 2006.
11 Incorporated by reference to the Company’s registration statement on Form S-8 as filed July 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORE ONE, INC.

Date: August 9, 2006

By:	/s/ Hoi-ho Kiu
Hoi-ho Kiu
Chief Executive Officer and Director