Form 10QSB
period 2006-09-30
SCORE ONE INC
filed 2006-11-14
CIK 1090062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006.

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

011 852 3105 5063
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X ]

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of November 13, 2006 was 37,162,902 shares.

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

ITEM 1.  FINANCIAL STATEMENTS

Score One, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet (unaudited, in USD)
As of September 30, 2006

Assets

Current Assets
Cash and bank balances	2,929
Account Receivable	458,200
Other current assets	13,930
Total current assets	475,059

Intangible assets	35,764

Total assets	510,823

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	15,077
Other payable	73
Income tax payable	846
Total current liabilities	15,996

Minority interests	10,113

Stockholders' equity
Preferred stock
5,000,000 shares authorized, $0.001 par value,
Series A convertible, authorized 500,000 shares,
138,181 Class A issued and outstanding
Series B convertible, authorized 57,000 shares,
no shares issued and outstanding	138
Common stock
50,000,000 shares authorized, $0.001 par value,
37,162,902 shares issued and outstanding	37,163
Additional paid-in-capital	270,000
Retained earnings	177,413
Total stockholders' equity	484,714

Total liabilities and stockholders' equity	510,823

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and subsidiaries
Condensed Consolidated Statements of Operations (unaudited, in USD)
For the three and nine months ended September 30

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	Sep 30, 2006	Sep 30, 2005	Sep 30, 2006	Sep 30, 2005

Net sales and service income	573,216	-	279,133	-
Cost of sales	(25,904)	-	(11,601)	-
Gross profit	547,312	-	267,532	-
Common stock issued for service	(300,000)		-
Other general and administrative expenses	(68,385)	-	(36,535)	-
Income from operations	178,927	-	230,997	-
Income tax	-	-	-	-
Income before minority interests	178,927	-	230,997	-
Minority interests	(113)	-	(1,297)	-
Net income	178,814	-	229,700	-

Earnings per share
- basic and diluted	$0.01	$-	$0.01	$-

Weighted average of number of shares
- basic	22,496,235	1,162,902	35,162,902	1,162,902
- diluted	22,634,416	1,301,083	35,301,083	1,301,083

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and subsidiaries
Condensed Consolidated Statements of Cash flows (unaudited, in USD)
For the nine months ended September 30

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2006	2005
Cash flows (used for) operating activities:
Net income	$178,814	$-

Adjustments to reconcile net income to cash used in operating activities:
Common stock issued for services	300,000	-
Stock option shares issued below par	5,400	-
Minority interests	113	-
Changes in assets and liabilities:
Increase in assets
Account receivable	(458,200)	-
Other current assets	(13,930)	-
Intangible assets	35,764	-
Increase/(decrease) in liabilities
Accrued expenses	15,077	-
Other payable	(4,927)	-
Income tax payable	846
Total adjustments	(191,385)	-

Net cash used for operating activities	(12,571)	-

Cash flows provided by financing activities:
Issuance of shares under stock option plan	600	-
Minority interests	10,000	-

Net cash provided by financing activities	10,600

Net increase in cash	(1,971)	-
Cash, beginning of period	4,900	-
Cash, end of period	$2,929	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Tax paid	$-	$-

Non-cash financing activities:
Common stock issued for service	$300,000	$-

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE “COMPANY”) AND ITS SUBSIDIARIES (THE “GROUP”)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Group for the nine months ended September 30, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Group's significant accounting policies applied in the preparation of the accompanying financial statements follows.

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

Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2006, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

NOTE 3 - SUBSEQUENT EVENTS

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

Pursuant to the Agreement, the Company shall issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000. As of November 9, 2006, this transaction has not yet closed as the seller is waiting the re-listing of the common stock of the Company on the Over-the-Counter Bulletin Board to consider its possible fund raising ability to complete this real estate project.

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

On October 21, 2005, the Company entered into a Business Restructuring Agreement with Team Allied Profits Limited, a British Virgin Islands corporation (the “Consultant”). The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure the Company’s business operations.

On February 7, 2006, the Company purchased a Hong Kong corporation called RC Capital Limited (“RC Capital”) for $1.00 to operate as a wholly-owned subsidiary. RC Capital was a dormant company with no assets and liabilities and was formerly known as Richley (China) Limited. There is no written agreement for the purchase of RC Capital. RC Capital is currently the Company’s wholly owned operating subsidiary.

On April 9, 2006, the Company entered into a Sale and Purchase Agreement with RC Capital, Dalian Fengming International Recreation Town Co., Ltd. (“Dalian Fengming”) and Ms. Hoi-ho Kiu, CEO of the Company, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II (“Recreation Town”) in exchange for 28,000,000 shares of common stockof the Company. As of November 13, 2006, this transaction has not yet closed and is not anticipated to close unless the Company is able to relist its common stock on the Over-the-Counter Bulletin Board.

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

As of November 13, 2006, RC Capital has been engaged as a financial consultant to another client in China to provide the above enumerated services and has, as a result, recorded further revenues in this quarter. There is no written contract for this engagement.

As of November 13, 2006, RC Capital, with the assistance from Team Allied Profits Limited, is negotiating a real estate project in Shanghai, China which may be a suitable acquisition candidate for the Company. If this acquisition is successful, the Company would be required to raise additional funds in the amount of $3 billion in the next 36 months for development costs of this real estate project. Closing of this transaction is dependent upon the Company’s ability to successfully relist its common stock on the Over-the-Counter Bulletin Board.

Management does not expect that the Company will incur significant research and development costs within the next 12 months.

However, SAS, the wholly owned subsidiary of AFS, plans to commence business operations for the target market of Mainland China. In the near future, SAS plans to translate its iRSS System into a Chinese Upgraded Version. Accordingly, it is actively seeking equity financing in an amount of $2,000,000, in order to finance the anticipated research and development costs.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

	Three Months Ended Sep 30, 2006 (Unaudited)	Three Months Ended Sep 30, 2005 (Unaudited)	Nine Months Ended Sep 30, 2006 (Unaudited)	Nine Months Ended Sep 30, 2005 (Unaudited)
Statement of Operations Data:
Revenue	$279,133	$-0-	$573,216	$-0-
Net Income	229,700	-0-	178,814	-0-
Earnings Per Share	0.01	(0.00)	0.01	(0.00)

Balance Sheet Data:
Total Assets	$510,823	$-0-	$520,823	$-0-
Total Current Liabilities	15,996	-0-	15,996	-0-
Retained Earnings	177,413	-0-	177,413	-0-
Stockholders’ Equity	484,714	-0-	484,714	-0-

Three months ended September 30, 2006 as compared to three months ended September 30, 2005 (Unaudited)

Revenues

The Company did not have any revenues in the three months ended June 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company started to generate revenues for the three months ended September 30, 2006 and recorded net revenue of $279,133.

Cost of Sales

The Company did not have a cost of sales for the three months ended September 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company incurred cost of goods sold for the three months ended September 30, 2006 of $11,601.

Operating Expenses

The Company’s other general and administrative expenses increased to $36,535 during the three months ended September 30, 2006 after the acquisition of RC Capital, AFS and SAS.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2006 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Income

Net loss for the three months ended September 30, 2005 was nil because the Company did not have any business operations since March 25, 2003 up to late 2005 as compared to a net income of $229,700 for the three months ended September 30, 2006 after the acquisition of RC Capital, AFS and SAS.

Nine Months ended September 30, 2006 as compared to nine months ended September 30, 2005 (Unaudited)

Revenues

The Company did not have any revenues in the nine months ended September 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company started to generate revenues for the nine months ended September 30, 2006 and recorded net revenue of $573,216.

Cost of Sales

The Company did not have a cost of sales for the nine months ended September 30, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company incurred cost of goods sold for the nine months ended September 30, 2006 of $25,904.

Operating Expenses

During the nine months ended September 30, 2006, the Company issued 30,000,000 shares of our Common Stock to Team Allied Profits Limited in consideration of business restructuring service provided. The fair market value of such shares at the time of issuance was $0.01 per share, amounting to a total of $300,000. The Company’s other general and administrative expenses increased to $68,385 during the nine months ended September 30, 2006 after the acquisition of RC Capital, AFS and SAS.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2006 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Income

Net loss for the nine months ended September 30, 2005 was nil because the Company did not have any business operations since March 25, 2003 up to late 2005 as compared to a net income of $178,814 for the nine months ended September 30, 2006 after the acquisition of RC Capital, AFS and SAS. If we exclude the $300,000 expense related to common stock issued for service, the Company in fact recorded a net income of $478,814 for the nine months ended September 30, 2006.

Liquidity And Capital Resources

The Company had cash or cash equivalents of $2,929 at September 30, 2006 as a result of the acquisition of RC Capital, AFS and SAS compared to no cash or cash equivalents at September 30, 2005 when the Company merely did not have any business operations since March 25, 2003 up to late 2005. Net cash used for operations amounted to $12,571 for the nine months ended September 30, 2006.

As shown in the accompanying financial statements, now that the Company has acquired RC Capital, SAS and AFS, its working capital surplus has improved significantly to $459,063 as of September 30, 2006. The Company may require additional financing in order to implement its various business plans through third party financing in the form of equity or debt financing. Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, the Company’s growth and prospects would be materially and adversely affected. As a result of any such financing, the Company’s shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control, as China is still a developing country and the Company’s capital requirements may increase.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company, its directors, officers, affiliates or any owner of record of 5% or more of the Company’s voting securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.[1]
3.2	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.[2]
3.3	Certificate of Amendment to Articles of Incorporation dated February 6, 2002.[3]
3.4	Certificate of Amendment to Article of Incorporation dated August 17, 2002.[4]
3.5	By-Laws of Score One, Inc. [5]
4.1	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.[6]
4.2	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.[7]
4.3	Form of Regulation S Subscription Agreement.[8]
10.1	Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.[9]
10.2	Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.[10]
10.3	2006 Incentive and Nonstatutory Stock Option Plan.[11]
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________________
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

Date: November 13, 2006

By: /s/ Hoi-ho Kiu
Hoi-ho Kiu
Chief Executive Officer and Director