Form 10KSB
period 2006-12-31
SCORE ONE INC
filed 2007-04-02
CIK 1090062

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from _________ to _________ .

________________________________________________________________________________
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
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Registrant’s revenue for its most recent fiscal year: $0

As of March 19, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity at $0.15 was $1,074,435.

The number of shares of common stock, par value $.001 per share, of the registrant as of March 19, 2007 was 37,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ X ]

Transitional small business disclosure format (check one) Yes [   ] No [ X ]

DOCUMENTS TO BE INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Score One, Inc.’s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.’s Report on Form 8-K as filed March 15, 2000, (iii) Score One’s Report on Form 10KSB as filed April 16, 2002, (iv) Score One, Inc.’s Report on Form 10QSB as filed August 15, 2002, (v) Score One, Inc.’s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.’s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.’s Report of Form 8K filed April 11, 2006, (viii) Score One, Inc.’s Definitive Schedule 14A as filed August 6, 2002 and (ix) the Company’s Report on Form 10KSB as filed April 17, 2006.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to the “Company” or the” Registrant”,” we”, “our” or” us” means Score One, Inc. and its subsidiaries.

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

On October 21, 2005, the Company entered into a Business Restructuring Agreement (the “Agreement”) with Team Allied Profits Limited, a British Virgin Islands corporation (the “Consultant”). The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations.

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

Recreation Town is a piece of undeveloped land of 1,000,000 square meters located in a peninsula in Dalian, China. Recreation Town was part of a large resort project originally planned to be developed by Dalian Fengming in 1992 which was never started due to lack of financing for development. According to Dalian Fengming, the current intrinsic development value of Recreation Town is approximately RMB 600 million (approximately $75,000,000).

There were never any operations conducted with Recreation Town. The Company plans to commence the development of Recreation Town in the near future. Accordingly, it is actively seeking equity and/or debt financing in an amount up to $25,000,000, in order to finance the anticipated development costs.

Pursuant to the Sale and Purchase Agreement, the Registrant shall issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $28,000,000.

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

On October 23, 2006, RC Capital entered into a Share Exchange Agreement with 2Z Holdings Limited. Pursuant to this Share Exchange Agreement, AFS acquired 100% issued and outstanding capital of Suniton Group, Inc. for a consideration of 2,950,000 shares of common stock of AFS issued in the name of RC Capital and 1,000,000 new shares of AFS’s common stock. In addition, AFS’s shareholding in SAS would be disposed to RC Capital for $1.

On November 18, 2006, the Share Exchange Transaction was closed. Since then, SAS became the wholly owned subsidiary of RC Capital. The remaining 50,000 restricted shares of AFS in the name of RC Capital were swapped with 49,900 unrestricted shares of AFS held by one of the stockholders of AFS. RC Capital had distributed all these 49,900 shares to all stockholders of the Company on a pro-rata basis with a minimum 10 shares per stockholder. The management estimated that the fair market value of such 49,900 shares of AFS amounted to $99,800.

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

Any services that RC Capital markets will have to compete for market acceptance and market share. An important factor in this competition may be prompt response to assist clients in compliance of financial reporting requirements. Accordingly, the relative devotedness with which RC Capital’s management team will be important competitive factors.

Regulation

RC Capital’s services are not subject to regulations in Hong Kong and China.

Employees

As of March 31, 2006, RC Capital did not have any employees. In the future, none of RC Capital’s employees will be represented by labor unions.

RC Capital’s primary hiring sources for its future employees include referrals, print and Internet advertising and direct recruiting. All of RC Capital’s professional employees will be highly skilled and highly educated and subject to rigorous recruiting standards. RC Capital will attract talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense. If RC Capital fails to attract highly experienced and qualified employees, it could have a material adverse effect on RC Capital’s business, prospects, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

Currently, RC Capital has leased a business office of about 450 sq. ft. in Hong Kong at Room 704, Wai Fung Plaza, 664 Nathan Road, Mongkok, Kowloon, Hong Kong at a monthly rental of approximately $1,250. In the meantime, the Company has remained a virtual office in a business centre at Suites 2203-06, Level 22, Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong at a monthly charge of $26.

ITEM 3.  LEGAL PROCEEDINGS

There are no past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has been re-listed on the Over-the-Counter Bulletin Board effective March 8, 2007 under ticker symbol SREA.OB. The last trade of the Company’s common stock occurred on March 19, 2007 at a price of $0.15 per share. The annual high price of the Company’s common stock was $0.30 per share and the annual low price was $0.0001. To the best knowledge of the current directors, the high and low bid information for the Company’s common stock for each quarter within the last two fiscal years is not available.

Holders

As of March 19, 2007, the Company had 31,162,902 shares of common stock held by approximately 340 stockholders.

Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 is the Company’s stock transfer agent.

Dividend Policy

The Company’s future dividend policy will depend upon its earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors. The Company presently intends to distribute all common stock of its clients, earned in the course of its normal business, to its stockholders. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities

For the fiscal year ended December 31, 2006, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D.

Securities Authorized for Issuance under Equity Compensation Plans

2006 Incentive and Nonstatutory Stock Option Plan

On July 12, 2006, the Board of Directors of the Company adopted the Company's 2006 Incentive and Nonstatutory Stock Option Plan (the “2006 Plan”) and directed that it be presented to the stockholders for their approval and adoption. The majority Stockholders will be asked to consider and approve the adoption of the 2006 Plan no later than July 11, 2007.

The 2006 Plan provides for the issuance of up to 6,000,000 shares of common stock to the Company's directors, officers, employees and consultants in the form of stock options. The purpose of the 2006 Plan is to ensure that the Company retains the services of valued key directors, officers, employees and consultants, and to encourage such people to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the stockholders of the Company. The Plan also serves as an aid and inducement in the attracting and hiring of new directors, officers, employees and consultants as needed.

The Board of Directors of the Company will initially administer the 2006 Plan, except that the Board may, at its discretion, establish a committee comprised of two or more members of the Board or two or more other persons to administer the 2006 Plan (the "Plan Administrator").

Option Grant Program

Incentive stock options (those stock options that qualify under Section 422 of the Internal Revenue Code of 1986 (“the “Code”)) may be granted to any individual who is, at the time of the grant, our employee. Non-qualified stock options (those options that do not qualify under Section 422 of the Code) may be granted to employees and other people, including our directors and officers.

Grants under the option grant program may be structured as installment options which become exercisable for vested shares over the optionee’s period of service or as immediately exercisable options for unvested shares which will be subject to repurchase by us, at the option exercise price paid per share, upon the optionee’s termination of service prior to vesting in those shares. All option grants must have an exercise price not less than 100% of the fair market value of the option shares on the grant date.

Each option is to have a maximum term of ten years, subject to earlier termination in the event the optionee leaves our service. The optionee will have up to a three month period following termination of service (for reasons other than death or disability) in which to exercise the option. This period will be extended to 12 months if the optionee’s service terminates by reason of disability, and in the event of the optionee’s death, the personal representative of the optionee’s estate (or the person inheriting the option) will have up to a 12 month period following the optionee’s death in which to exercise the option.

To exercise the option, the optionee must execute a stock purchase agreement and pay the exercise price for the purchased shares. Payment is to be made in cash; however, the Plan Administrator may also permit the optionee to deliver a full-recourse interest-bearing promissory note for the purchased shares payable in one or more installments. Provided that our shares remain publicly traded, the exercise price may be paid in shares of Common Stock or, alternatively, through the optionee’s participation in a same-day sale program. Under such program, the option shares are sold immediately following the exercise of the option, and a portion of the sale proceeds is applied to the payment of the exercise price and all applicable withholding taxes.

In the event we are acquired by merger or asset sale, the option shares will immediately vest, and the option may be exercised for any or all of those vested shares prior to the effective date of such acquisition. However, such accelerated vesting will not occur if our repurchase rights with respect to the unvested option shares are assigned to the acquiring entity. The Plan Administrator will have the discretion to structure one or more option grants under the Plan so that the shares subject to those options will immediately vest in the event the optionee’s service is involuntarily terminated within 18 months following an acquisition in which our repurchase rights are so assigned, and the optionee would then have a one-year period to exercise the accelerated options for fully-vested shares. It is anticipated that this special vesting acceleration provision would be made available only on a limited case-by-case basis.

The stock purchase agreement will provide us with the right to repurchase, at the original exercise price paid per share, any unvested shares held by the optionee at the time of his or her termination of service. The applicable vesting schedule will be set forth in the Notice of Grant. Full and immediate vesting of all the option shares will occur upon an acquisition by merger or asset sale, unless the repurchase right applicable to those shares is assigned to the successor company. One or more repurchase rights outstanding under the Plan may be structured so that those rights will subsequently lapse (and the option shares will immediately vest) upon an involuntary termination of the optionee’s service within 18 months following the effective date of an acquisition in which the repurchase rights are assigned to the successor company.

Plan Category	Number of securities to be issued upon exercise of outstanding options.	Weighted -average exercise price of outstanding options	Number of securities available for future issuance

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	6,000,000 shares of common stock	.001	-0-

Total	6,000,000	-	-0-

Purchases of Equity Securities
None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Plan of Operation

Recreation Town is a piece of undeveloped land of 1,000,000 square meters located in a peninsula in Dalian, China. Recreation Town was part of a large resort project originally planned to be developed by Dalian Fengming in 1992 which was never started due to lack of financing for development. According to Dalian Fengming, the current intrinsic development value of Recreation Town is approximately RMB 600 million (approximately $75,000,000).

There were never any operations conducted with Recreation Town. The Company plans to commence the development of Recreation Town in the near future. Accordingly, it is actively seeking equity and/or debt financing in an amount up to $25,000,000, in order to finance the anticipated development costs for the next 12 months.

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

As of the date of this Report, RC Capital has successfully been engaged as financial consultant by the new principal of AFS to provide the above services and recorded further revenues in this quarter. In addition, RC Capital has successfully been engaged in business restructuring of another grey sheet US company. The management expects the Company will earn significant profits from these 2 transactions in form of freely tradable common stock once their shares are listed/re-listed on the OTCBB.

Management does not expect that the Company will incur significant research and development costs.

SAS, the wholly owned subsidiary of AFS, plans to commence business operations for the target market of Mainland China. In the near future, SAS plans to translate its iRSS System into Chinese Upgraded Version. Accordingly, it is actively seeking equity financing in an amount up to $2,000,000, in order to finance the anticipated research and development costs for the next twelve months.

Results of Operations

The following table sets forth, for the years indicated, the Company’s selected financial information:

Revenues

The Company did not have any revenues in the year ended December 31, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company started to generate revenues for the year ended December 31, 2006 and recorded net revenue of $703,239.

Cost of Sales

The Company did not have a cost of sales for the year ended December 31, 2005 because the Company was not had any business operations since March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006 and SAS on April 25, 2006, the Company incurred cost of goods sold for the year ended December 31, 2006 of $34,910.

Operating Expenses

During the year, the Company completed the issuance of 30,000,000 million consultancy shares to Team Allied Profits Limited at fair value of $300,000. The Company’s other general and administrative expenses increased to $84,835 during the year ended December 31, 2006 after the acquisition of RC Capital, AFS and SAS.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2007 because RC Capital and SAS had Hong Kong tax losses brought forward although they are subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Income

Net loss for the year ended December 31, 2005 was $100 because the Company did not have any business operations since March 25, 2003 up to late 2005 as compared to a net income of $281,913 for the year ended December 31, 2006 after the acquisition of RC Capital, AFS and SAS.

Liquidity And Capital Resources

The Company had cash or cash equivalents of $14,860 at December 31, 2006 as a result of the acquisition of RC Capital, AFS and SAS compared to $4,900 at December 31, 2005 when the Company merely did not have any business operations since March 25, 2003 up to late 2005. Net cash provided by operations amounted to $105,057 for the year ended December 31, 2006.

As shown in the accompanying financial statements, now that the Company has acquired RC Capital, SAS and AFS, its working capital surplus has improved significantly to $452,249 as of December 31, 2006. The Company may require additional financing in order to implement its various business plans through third party financing in the form of equity or debt financing. Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, the Company’s growth and prospects would be materially and adversely affected. As a result of any such financing, the Company’s shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control, as China is still a developing country and the Company’s capital requirements may increase.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. The evaluation was carried out by our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”). Based upon this evaluation, the Certifying Officers have concluded that the design and operation of our disclosure controls and procedures are effective. Such disclosure controls and procedures are designed to ensure that material information is made known to the Certifying Officers, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Officers

The individuals below served as officers or directors of the Company during the Fiscal year ended December 31, 2006 and to the present:

NAME	AGE	POSITION	TERM(S) OF OFFICE
Hoi-ho Kiu	44	Director and CEO	November 2005 to present
Lai Ming Lau	43	Director, Secretary and CFO	November 2005 to present
Ting Heung Lam	26	Director and Secretary	September 2005 to March 2006

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

Each director holds office (subject to the Company’s By-Laws) until the next annual meeting of shareholders and until such director's successor has been elected and qualified. All of the Company’s executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships among any of the Company’s current directors and executive officers.

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

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended for the Company’s fiscal year ending December 31, 2006, there were no delinquent filers under Section 16(a) with the exception of Ting Heung Lam, who has not filed a Form 4 Statement of Changes in Beneficial Ownership reporting the end of [his/her] tenure with the Company in March of 2006.

ITEM 10.  EXECUTIVE COMPENSATION

None of our principal executive officers and directors have received compensation for our last two fiscal years. There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees. We do not have employment agreements with any of these officers.

None of our executive officers and directors have received other compensation, perquisites and/or personal benefits in excess of $10,000.

GRANTS OF PLAN-BASED AWARDS

None of our executive officers and directors have received compensation under our stock option/stock issuance plans during the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of our executive officers or directors have outstanding equity in the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of the Company common stock immediately following the Transaction by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares; (ii) the Company’s officers and directors; and (iii) the Company’s officers and directors as a group.

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated. This table is calculated based upon 37,162,902 shares of common stock outstanding.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned

Team Allied Profits Limited Suites 2203-06, Level 22, Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong	30,000,000	80.7%

Hoi-Ho Kiu, CEO, Director Room 03, 17/F., Fee Tat Commercial Centre, 613 Nathan Road, Mongkok, Kowloon, Hong Kong	0	0%

Lai Ming Lau, CFO, Secretary, Director Suites 2203-06, Level 22, Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong	0	0%

All current Officers and Directors as a group (two persons)	0	0%

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.
3.2	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.
3.3	Certificate of Amendment to Articles of Incorporation dated February 6, 2002.
3.4	Certificate of Amendment to Article of Incorporation dated August 17, 2002.
_____________________
1  Incorporated by reference to the Company’s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
2  Incorporated by reference to the Company’s Report on Form 8K as filed March 15, 2000.
3  Incorporated by reference to the Company’s Report on Form 10KSB as filed April 16, 2002.
4  Incorporated by reference to the Company’s Definitive Schedule 14A as filed August 6, 2002.

3.5	By-Laws of Score One, Inc.
4.1	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.
4.2	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.
4.3	Form of Regulation S Subscription Agreement.
10.1	Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.
10.2	Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu
10.3	2006 Incentive and Non-Statutory Stock Option Plan, filed herewith.
14.0	Code of Ethics.
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor and Tax Advisor
Jeffrey Tsang & Co., CPA, Hong Kong

Audit Fees
$2,000.

Audit Related Fees
None.

Tax Fees
None

All Other Fees
None.
____________________________
5  Incorporated by reference to the Company’s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
6  Incorporated by reference to the Company’s filing on Form 10-QSB as filed August 15, 2002.
7  Incorporated by reference to the Company’s filing on Form 8-K as filed November 15, 2002.
8  Incorporated by reference to the Company’s filing on Form 10QSB as filed August 15, 2002.
9  Incorporated by reference to the Company’s filing on Form 8K as filed March 31, 2006.
10  Incorporated by reference to the Company’s filing on Form 8K as filed April 11, 2006.
11  Incorporated by reference to the Company’s filing on Form 10KSB for the period ending December 31, 2002, as filed April 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORE ONE, INC.

By:	/s/ Hoi-ho Kiu
Hoi-ho Kiu
Director and Chief Executive Officer

                                                                                                                                                                 Dated: March 31, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hoi-ho Kiu	Chief Executive Officer and Director	March 31, 2007
Hoi-ho Kiu	(Principal Executive Officer)

/s/ Lai Ming Lau __	Chief Financial Officer,	March 31, 2007
Lai Ming Lau	(Principal Financial and Accounting Officer),
Secretary and Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm	F-2

Consolidated Balance Sheet	F-3
As of December 31, 2006

Consolidated Statement of Operations	F-4
For the two years ended December 31, 2006 and December 31, 2005

Consolidated Statement of Cash Flows	F-5
For the two years ended December 31, 2006 and December 31, 2005

Statement of Stockholders’ Equity	F-6
For the two years ended December 31, 2006 and December 31, 2005

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Room 1104, 11/F, Fourseas Building, 208 Nathan Road, Kowloon, Hong Kong SAR.
Tel: (852) 2781 1606      Fax: (852) 2783 0752     E-mail: info@hkjtc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SCORE ONE, INC.
(A NEVADA CORPORATION)

We have audited the accompanying balance sheet of Score One, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Score One, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the two years ended December 31, 2006 and 2005, in conformity with United States generally accepted accounting principles.

/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
March 20, 2007

Score One, Inc.
Consoldiated Balance sheet (in USD)
As of December 31, 2006

Assets

Current assets
Cash in hand	14,860
Account Receivable	211,653
Other receivable and current assets	258,800
Total current assets	485,313

Intangible assets	35,764

Total assets	521,077

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	32,965
Income tax payable	99
Total liabilities	33,064

Stockholders' equity
Preferred stock
5,000,000 shares authorized, $0.001 par value,
Series A convertible, authorized 500,000 shares,
138,181 shares issued and outstanding
Series B convertible, authorized 57,000 shares,
no shares issued and outstanding	138
Common stock
50,000,000 shares authorized, $0.001 par value,
37,162,902 shares issued and outstanding	37,163
Additional paid-in-capital	270,000
Retained earnings	180,712
Total Stockholders' Deficit	488,013

Total Liabilities and Stockholders' Deficit	521,077

See accompanying notes to financial statements.

Score One, Inc.
Consolidated statements of operations (in USD)
For the two years ended December 31

	2006	2005

Net sales	$703,239	$-
Cost of sales	(34,910)	-
Gross profit	668,329	-
Shares issued for services	(300,000)	-
Other general and administrative expenses	(84,835)	(100)
Income/(loss) from operations	283,494	(100)
Finance cost	(284)	-
Income/(loss) before tax	283,210	(100)
Income tax	-	-
Income/(loss) before minority interests	283,210	(100)
Minority interests	(1,297)	-
Net income/(loss)	$281,913	$(100)

Earnings per share - basic and diluted	$0.01	$(0.00)

Weighted average number of shares - basic	25,162,902	1,162,902

Weighted average number of shares - diluted	25,301,083	1,301,083

See accompanying notes to financial statements.

Score One, Inc. and subsidiaries
Consolidated statements of cashflows (unaudited, in USD)
For the years ended December 31

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2006	2005
Cash flows provided by operating activities:
Net income	$281,913	$(100)

Adjustments to reconcile net (loss) to
cash used in operating activities:
Common stock issued for services	300,000	-
Minority interests	1,297	-
Changes in assets and liabilities:
Increase in assets
Account receivable	(211,653)	-
Other current assets	(258,800)	-
Intangible assets	(35,764)
Increase/(decrease) in liabilities
Accrued expenses	32,965	-
Other payable	(5,000)	5,000
Income tax payable	99
Total adjustments	(176,856)	5,000

Net cash provided by operating activities	105,057	4,900

Cash flows provided by financing activities:
Issuance of stock under stock option plan	6,000	-

Financing activities:
Minority interest	(1,297)	-
Dividends in form of common stock of customers	(99,800)	-

Net increase in cash	9,960	4,900
Cash, beginning of period	4,900	-

Cash, end of period	$14,860	$4,900

Supplemental disclosure of cashflow information:
Interest paid	$-	$-
Tax paid	$-	$-

Non-cash financing activities:
Common stock issued for service	$300,000	$-

See accompanying notes to financial statements.

Score One, Inc.
Statements of stockholders' equity (in USD)
For the two years ended December 31
						Retained
						earnings/
	Preferred stock		Common stock		Additional	accumulated
	Shares	Amount	Shares	Amount	Paid-in capital	deficit	Total

Balance at December 31, 2004	138,181	$138	1,162,902	$1,163	$-	$(1,301)	$-

Net loss for the year	-	-	-	-	-	(100)	(100)

Balance at December 31, 2005	138,181	138	1,162,902	1,163	$-	(1,401)	(100)

Common stock issued for services	-	-	36,000,000	36,000	270,000	-	306,000

Dividend						(99,800)	(99,800)

Net income for the year	-	-	-	-	-	281,913	281,913

Balance at December 31, 2006	138,181	$138	37,162,902	$37,163	$270,000	$180,712	$488,013

See accompanying notes to financial statements.