Form 10QSB
period 2007-03-31
SCORE ONE INC
filed 2007-05-21
CIK 1090062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007.

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________ to ________.

Commission File Number 000-26717

Score One, Inc.
(Name of small business issuer in its charter)

Nevada	88-0409164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suites 2203-06, Level 22, Office Tower, Langham Place, 8 Argyle Street, Mongkok,
Kowloon, Hong Kong

(Address of principal executive offices)

011 852 3105 5063
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ❒ No ☒

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of May 8, 2007 was 37,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒ No ☒

Transitional small business disclosure format (check one) Yes ❒ No ☒

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Score One, Inc. and subsidiaries
Consolidated Balance Sheet (audited, in USD)
As of March 31, 2007
			Score	31/3/2007	31-Mar-06
	SAS	RC Capital	One	Consolidation	Consolidation

Assets

Current Assets
Cash and bank balances	-	69	-	69	53
Account Receivable	-	458,200		211,653
Due from director	7,370	67,784	-4,538	-
Other receivable and current assets	2,273	-	600	261,073	-
Total current assets	9,643	526,053	-3,938	472,795	53

Intangible assets	-			35,764

Investment in subsidiary	-	-	634,541	-

Total assets	9,643	526,053	630,603	508,559	53

Liabilities and Stockholders' Equity

Current liabilities
Bank overdraft	11,419.00	-	-	11,419	-
Accrued expenses	-	27,283	-	27,283	5,670
Other payable	-	-	-	-	5,073
Income tax payable	99	-	-	99
Amount due to director			-	-
Amount due to related companies	-12,059	-31,013	43,072	-
Total current liabilities	-541	-3,730	43,072	38,801	10,743

Total Liabilities	-541	-3,730	43,072	38,801	10,743

Minority interest	-	-	-	-

Stockholders' equity
Preferred stock
5,000,000 shares authorized, $0.001 par value,
Series A convertible, authorized 500,000 shares,
138,181 Class A issued and outstanding
Series B convertible, authorized 57,000 shares,
no shares issued and outstanding	-	-	138	138	138
Common stock
200,000,000 shares authorized, $0.001 par value,
37,162,902 shares issued and outstanding	25,641	12,821	37,163	37,163	1,163
Additional paid-in-capital	-	-	270,000	270,000
Due from a director		-	-	-
Due to shareholders	-	-	-	-
Retained earnings	-15,457	516,962	280,230	162,457	(11,991)
Total stockholders' equity	10,184	529,783	587,531	469,758	(10,690)

Total liabilities and stockholders' equity	9,643	526,053	630,603	508,559	53

	0	0	0	0	0

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and subsidiaries
Consolidated Statement of Operations (unaudited, in USD)
For the year ended March 31, 2007

	SAS	RC Capital	Score One	31-Mar-07 Consolidated	31-Mar-06 Consolidated

Net sales	4,872	-	-	4,872	-
Cost of sales	-8,938	-	-	-8,938	-
Gross profit	-4,066	-	-	-4,066	-
Equity income from subsidiary	-	-	0	-	-
Shares issued for services	-	-	0	0	-
General and administrative expenses	-1,534	-11,636	-282	-13,452	-10,590
Finance cost	-737	-	0	-737	-
Income from operations	-6,337	-11,636	-282	-18,255	-10,590
Income tax	0	-	-	-	-
Income before minority interests	-6,337	-11,636	-282	-18,255	-10,590
Minority interest	-	-	-	0	-
Net income	-6,337	-11,636	-282	-18,255	-10,590
Dividend	0	0	0	0
Accumulated deficit, brought forward	-9,120	528,598	280,512	180,712	-1,401
Retained earnings, carried forward	-15,457	516,962	280,230	162,457	-11,991

Net loss per share
- basic and diluted				$(0.00)	$(0.01)

Weighted average of number of shares
- basic				25,162,902	1,162,902
- diluted				25,301,083	1,301,083

				Preferred A shares	138,181

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and subsidiaries
Consolidated Statement of cashflows (unaudited, in USD)
For the year ended March 31, 2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2007	2006
Cash flows provided by operating activities:
Net income	$(18,255)	$(10,590)

Adjustments to reconcile net (loss) to
cash used in operating activities:
Changes in assets and liabilities:
Increase in assets
Other receivable and current assets	(2,273)	-
Increase/(decrease) in liabilities
Accrued expenses	(5,682)	5,670
Other payable	-	73
Total adjustments	(7,955)	5,743

Net cash provided by operating activities	(26,210)	(4,847)

Net increase in cash	(26,210)	(4,847)
Cash, beginning of period	14,860	4,900

Cash, end of period	$(11,350)	$53

Supplemental disclosure of cashflow information:
Interest paid	$737	$-

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE “COMPANY”) AND ITS SUBSIDIARIES (THE “GROUP”)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Group for the three months ended March 31, 2007 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

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

On April 25, 2007 a written notice received from the Over- the-Counter Bulletin Board, the Common Stock of the Registrant has been re-listed on the Over-the-Counter Bulletin Board under the symbol: SREA.OB effective as of March 8, 2007.

On March 20, 2007 Shui On Group unveiled a proposal for $2 billion software-park and commercial residential complex in the northeastern port city of Dalian and pressed on The Standard - China’s Business Newspaper. Meanwhile, few different well experienced land developers in Mainland China start for some negotiations with the Company for Recreation Town, a piece of undeveloped land of 1,000,000 square meters located in peninsula in Dalian, any proposals regarding Joint Venture or entirely resale, to come next of master planning.

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

General

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacturing business but did not have any business operations since March 25, 2003 . As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology, a wholly-owned subsidiary, by transferring to I.World Limited, the 82% shareholder of the Company, all of the Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003. After the exchange transaction closed, the Company did not have any business operations until late 2005.

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

As of the date of this Report, RC Capital has successfully been engaged as financial consultant of another client in China to provide the above services and recorded further revenues in this quarter.

As of the date of this Report, RC Capital, with the assistance from Team Allied Profits Limited, is negotiating a real estate project in Shanghai, China which may be suitable acquisition candidate for the Company. If this acquisition is successful, the Company will be required to raise additional funds to the extent of $3 billion in the next 36 months for development costs of this real estate project. Again, this transaction has not yet closed as the seller is waiting the re-listing of the common stock of the Company on the Over-the-Counter Bulletin Board to consider its possible fund raising ability to complete this real estate project.

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

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

Consolidated Statement of Operations (unaudited, in USD)

	Three Months Ended March 31, 2007 (Unaudited)	Nine Months Ended March 31, 2007 (Unaudited)

Net sales	4,872	-
Cost of sales	-8,938	-
Gross profit	-4,066	-
Equity income from subsidiary	-	-
Shares issued for services	0	-
General and administrative expenses	-13,452	-10,590
Finance cost	-737	-
Income from operations	-18,255	-10,590
Income tax	-	-
Income before minority interests	-18,255	-10,590
Minority interest	0	-
Net income	-18,255	-10,590
Dividend	0
Accumulated deficit, brought forward	180,712	-1,401
Retained earnings, carried forward	162,457	-11,991

Net loss per share
- basic and diluted	$(0.00)	$(0.01)

Weighted average of number of shares
- basic	25,162,902	1,162,902
- diluted	25,301,083	1,301,083

	138,181

Three Months ended March 31, 2007 as compared to nine months ended March 31, 2006 (Unaudited)

Revenues

The Company did not have any revenues in the nine months ended September 30, 2005 because the Company did not have any business operations from March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006, and SAS on April 25, 2006, the Company started to generate revenues for the three months ended March 31, 2007 and recorded net loss of $18,255.

Cost of Sales

The Company did not have a cost of sales for the nine months ended September 30, 2005 because the Company did not have any business operations from March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006, and SAS on April 25, 2006, the Company incurred cost of goods sold for the nine months ended March 31, 2007 of $8,938.

Operating Expenses

During the three months ended March 31, 2007, the Company’s other general and administrative expenses increased to $13,452 during the three months ended March 31, 2007 after the acquisition of RC Capital, AFS and SAS.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2006 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Income/Loss

Net loss for the nine months ended September 30, 2005 was $0.00 because the Company did not have any business operations from March 25, 2003 to late 2005 as compared to a net loss of $18,255 for the three months ended March 31, 2007 after the acquisition of RC Capital, AFS and SAS.

Liquidity And Capital Resources

The Company had cash or cash equivalents of $14,860 on March 31, 2007 as a result of the acquisition of RC Capital, AFS and SAS compared to no cash or cash equivalents on March 31, 2006 when the Company did not have any business operations from March 25, 2003 to late 2005. Net cash used for operations amounted to ($11,350) for the three months ended March 31, 2007.

As shown in the accompanying financial statements, now that the Company has acquired RC Capital, SAS and AFS, its working capital surplus has improved significantly to $433,994 as of March 31, 2007. The Company may require additional financing in order to implement its various business plans through third party financing in the form of equity or debt financing. Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, the Company’s growth and prospects would be materially and adversely affected. As a result of any such financing, the Company’s shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control, as China is still a developing country and the Company’s capital requirements may increase.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

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

SCORE ONE, INC.

Date: May 8, 2007	By:	/s/ Hoi-ho Kiu
Hoi-ho Kiu
Chief Executive Officer and Director