Form 10QSB
period 2007-06-30
SCORE ONE INC
filed 2007-08-20
CIK 1090062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007.

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

Commission File Number 000-26717

SCORE ONE, INC.
(Name of small business issuer in its charter)

Nevada	88-0409164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Level 25, Bank of China Tower, No.1 Garden Road, Central, Hong Kong
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

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of August 13, 2007 was 37,162,902 shares.

Transitional small business disclosure format (check one) Yes [  ] No [ X ]

TABLE OF CONTENTS

PART I

Score One, Inc. and Subsidiaries
Consolidated Balance Sheet (unaudited, in USD)
As of June 30, 2007

Assets
Current assets
Cash and bank balances	16,067
Account receivables	265,553
Other receivable and current assets	258,800
Total current assets	540,420

Intangible assets	35,764

Total assets	576,184

Liabilities and Stockholders' Equity
Current liabilities
Accrued expenses	81,153
Income tax payable	99
Total current liabilities	81,252

Total liabilities	81,252

Stockholders’ equity
Preferred stock
5,000,000 shares authorized, $0.001 par value, Series A convertible, authorized 500,000 shares, 138,181 Class A issued and outstanding Series B convertible, authorized 57,000 shares, no shares issued and outstanding	138
Common stock
200,000,000 shares authorized, $0.001 par value, 37,162,902 shares issued and outstanding	37,163
Additional paid-in capital	270,000
Retained earnings	187,631
Total stockholders’ equity	494,932

Total liabilities and stockholders’ equity	576,184

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited, in USD)
For the six months ended June 30, 2007

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006

Net sales	67,073	294,083	62,201	294,083
Cost of sales	(19,668)	(14,303)	(10,730)	(14,303)
Gross profit	47,405	279,780	51,471	279,780
Shares issued for services	-	(300,000)	-	(300,000)
General and administrative expenses	(38,992)	(31,850)	(25,540)	(21,260)
Finance cost	(1,494)	-	(757)	-
Income/(loss) from operation	6,919	(52,070)	25,174	(41,480)
Income tax	-	-	-	-
Income/(loss) before minority interest	6,919	(52,070)	25,174	(41,480)
Minority interest	-	1,184	-	1,184
Net income/(loss)	6,919	(50,886)	25,174	(40,296)

Net income/(loss) per share
- basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average of number of share
- basic	37,162,902	16,162,902	37,162,902	31,162,902
- diluted	37,301,083	16,301,083	37,301,083	31,301,083

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and Subsidiaries
Consolidated Statement of Cashflows (unaudited, in USD)
For the six months ended June 30, 2007

	2007	2006
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows provided by operating activities:
Net income/(loss)	6,919	(50,886)

Adjustments to reconcile net income/(loss) to cash used in operating activities:
Common stock issued for services	-	300,000
Minority interests	-	(1,184)
Changes in assets and liabilities:
Decrease in assets
Account receivables	(53,900)	(200,000)
Intangible assets	-	(35,764)
Increase/(decrease) in liabilities
Accrued expenses	48,188	3,385
Other payable	-	(4,927)
Income tax payable	-	846
Total adjustments	(5,712)	62,356

Net cash provided by operating activities	1,207	11,470

Financing activities:
Minority interest	-	10,000

Net increase in cash	1,207	21,470
Cash and bank balances, beginning of period	14,860	4,900
Cash and bank balances, end of period	16,067	26,370

Supplemental disclosure of cashflow information:
Interest paid	1,494	-

Non-cash financing activities:
Common stock issued for services	-	300,000

The accompanying notes are an integral part of these financial statements.

SCORE ONE, INC. (THE “COMPANY”) AND ITS SUBSIDIARIES (THE “GROUP”)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Group for the six months ended June 30, 2007 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

NOTE 3 - SUBSEQUENT EVENTS

On June 13, 2007, Score One, Inc., a Nevada corporation (the “Registrant” or “Score One”) entered into a Sale and Purchase Agreement (the “Agreement”) with RC Capital Limited, a Hong Kong corporation and wholly-owned subsidiary of the Registrant (“RC Capital”), Dalian Fengming International Recreation Town Co., Ltd. (“Dalian Fengming”) and Ms. Hoi-ho Kiu, CEO of the Registrant, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II (“Recreation Town”) in exchange for 28,000,000 shares of common stock in the Registrant. The transaction is contemplated to be closed on or before July 31, 2008

FORWARD LOOKING STATEMENTS

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

General

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacturing business but did not have any business operations since March 25, 2003. As of March 25, 2003, the Board of Directors determined to dispose of Advanced Technology, a wholly-owned subsidiary, by transferring to I.World Limited, the 82% shareholder of the Company, all of the Advanced Technology securities held by the Company in exchange for all of the securities of the Company held by I.World Limited (for cancellation). The exchange transaction closed as of March 25, 2003. After the exchange transaction closed, the Company did not have any business operations until late 2005.

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

Results of Operations

The following table sets forth, for the periods indicated, the Group’s selected financial information:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Statement of operations data:

Revenue	62,201	294,083	67,073	294,083
Net income/(loss)	25,174	(41,480)	6,919	(52,070)
Net income/(loss) per share	0.00	0.00	0.00	0.00

Balance sheet data:

Total assets	576,184	262,134	576,184	262,134
Total current liabilities	81,252	4,304	81,252	4,304
Retained earnings/(Accumulated deficit)	187,631	(52,287)	187,631	(52,287)
Stockholders’ equity	494,932	249,014	494,932	249,014

Three months ended June 30, 2007 as compared to three months ended June 30, 2006 (Unaudited)

Revenues

The Group had revenues of $62,201 for the three months ended June 30, 2007. The Group is engaging in some projects and expects to have revenue in the coming quarter.

Cost of Sales

The Group incurred cost of goods sold for the three months ended June 30, 2007 of $10,730.

Operating Expenses

During the three months ended June 30, 2007, the Group’s general and administrative expenses amounted to $25,540.

Income Taxes

The Group did not provide for income tax expenses or provision for the three months ended June 30, 2007. The Group believes that it will have to pay income taxes during the year ending December 31, 2007 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Income/Loss

The Group had a net income of $25,174 for the three months ended June 30, 2007.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006 (Unaudited)

Revenues

The Group recorded revenues of 67,073 for the six months ended June 30, 2007. The Group is engaging in some projects and expects to have revenue in the coming quarter.

Cost of Sales

The Group incurred cost of goods sold for the six months ended June 30, 2007 of $19,668.

Operating Expenses

During the six months ended June 30, 2007, the Group’s general and administrative expenses amounted to $38,992.

Income Taxes

The Group did not provide for income tax expenses or provision for the six months ended June 30, 2007. The Group believes that the Group will have to pay income taxes during the year ending December 31, 2007 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Income

The Group had a net income of $6,919 for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Group had cash or cash equivalents of $16,067 on June 30, 2007. Net cash provided by operations amounted to $1,207 for the six months ended June 30, 2007.

The Group may require additional financing in order to implement various business plans through third party financing in the form of equity or debt financing. Particularly in light of the Group’s limited operating history, there can be no assurance that the Group will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, our growth and prospects would be materially and adversely affected. As a result of any such financing, our shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control, as China is still a developing country and our capital requirements may increase.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against us.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Sale and Purchase Agreement for the acquisition of Recreation Town, we issued 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian plan to Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000. This transaction was exempt from the registration provisions of the Securities Act of 1933 (the “Act”) by virtue of Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The securities issued in this transaction were restricted securities as defined in Rule 144 of the Act. The Registrant believes that Ms. Hoi-hoi Kiu and Dalian Fengming are “accredited investors” under Rule 501 under Regulation D of the Act and had adequate access to information about the Registrant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

There were no unregistered sales of equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.4 31.1
Sale and Purchase Agreement, dated June 13, 2007, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.[1]
Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SCORE ONE, INC.

Date: August 20, 2007	By:	/s/ Hoi-ho Kiu
Hoi-ho Kiu
Chief Executive Officer and Director

_______________
1   Incorporated by reference to the Company’s filing on Form 8-K as filed June 20, 2007