Form 10KSB/A
period 2006-12-31
SCORE ONE INC
filed 2007-09-19
CIK 1090062

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

On October 21, 2005, the Company entered into a Business Restructuring Agreement (the “Agreement”) with Team Allied Profits Limited, a British Virgin Islands corporation (the “Consultant”).  The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations.  This was considered as a service transaction. At the time of closing of this transaction, Ms. Ting Heung Lam, our then sole director duly authorized Team Allied’s service to be valued at $300,000. We issued 30,000,000 shares of common stock at the then fair market value of the Company’s common stock of $0.01 as publicly quoted in the pinksheet market to Team Allied for services. The transaction resulted in the Consultant being the controlling shareholder of the Company. We considered it inappropriate to amortize this service consideration of $300,000 over any future period of time. We believed that it was more appropriate to accrue the whole sum of $300,000 as an expense and charged it in the statement of operations for the year ended December 31, 2005 and disclosed in our 2005 Form 10-KSB. The 30,000,000 restricted shares of common stock was duly issued to Team Allied on April 2, 2006.  The shares are vested and nonforfeitable as of the date of issuance.

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

Plan Category	Number of securities	Weighted –average	Number of securities
	to be issued upon exercise	exercise price of outstanding	available for future issuance
	of outstanding options.	options

Equity compensation
plans approved by	-	-	-
security holders

Equity compensation
plans not approved by	6,000,000 shares of common	.001	-0-
security holders	stock

Total	6,000,000	-	-0-

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

Name and Address of	Shares of Common Stock	Percentage of Class
Beneficial Owner	Beneficially Owned	Beneficially Owned

Team Allied Profits Limited	30,000,000	80.7%
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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS

Exhibit                      Description

3.1	Articles of Incorporation of Aloha “The Breath of Life” Foundation, Inc.[1]
3.2	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.[2]
3.3	Certificate of Amendment to Articles of Incorporation dated February 6, 2002.[3]
3.4	Certificate of Amendment to Article of Incorporation dated August 17, 2002.[4]
3.5	By-Laws of Score One, Inc. [5]
4.1	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.[6]
4.2	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.[7]
4.3	Form of Regulation S Subscription Agreement.[8]
10.1	Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.[9]
10.2	Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.[10]
10.3	Incentive and Non-Statutory Stock Option Plan, filed herewith.
14.0	Code of Ethics.[11]
21.1	Subsidiaries
23.2	Report of Independent Registered Public Accounting Firm to the Board of Directors and Shareholders of Score One, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: September 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive	September 14, 2007
/s/ Hoi-ho Kiu	Officer and Director
Hoi-ho Kiu	(Principal Executive
Officer)

	Chief Financial Officer,	September 14, 2007
/s/ Lai Ming Lau	(Principal Financial and Accounting
Lai Ming Lau	Officer), Secretary and Director

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
	-
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

SCORE ONE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

The Company was incorporated in the State of Nevada on June 7, 1996.

The Company was formerly in the printed circuit board manufacture business. The Company has not had any business operations since March 25, 2003.  On October 21, 2005, the Company entered into a Business Restructuring Agreement (the “Agreement”) with Team Allied Profits Limited, a British Virgin Islands corporation (the “Consultant”).  The Consultant was engaged by the Company to provide business restructuring services in order to solicit suitable businesses in Hong Kong or China with net asset values not less than $4,000,000 for acquisitions by the Company in order to restructure its business operations.  In this connection, 30,000,000 shares of the Company’s common stock were issued to the Consultant on April 7, 2006. Accordingly, the Company is considered to be in its development stage as of December 31, 2006.

Please add new information (if any) of the company.
On February 7, 2006, the Company purchased a Hong Kong corporation called RC Capital Limited (“RC Capital”) for $1.00 as a wholly-owned subsidiary. The Company, through its new subsidiary, RC Capital, is offering the following services to clients in Hong Kong and China:

5.	merger and acquisitions business opportunities;
6.	equity or debt financing opportunities;
7.	introduction of Hong Kong and/or United States listing professional parties including legal firms and accounting firms; and
8.	financial reporting consultancy services for Hong Kong and/or United States listings.

On October 23, 2006, AFS entered into the Share Exchange Agreement (“Share Exchange” or “Agreement”) with 2Z Holdings Limited, which was the sole shareholder of Suniton BVI.  Pursuant to the Agreement we acquired all of the issued and outstanding share capital of Suniton BVI in exchange for issued and newly issued shares of our common stock. On November 18, 2006, the Share Exchange closed, ready for listing on Pinksheet within August, 2007.

In March 2007 AFS shares effected a 1 for 10 forward split distribution by issuing 9 shares of common stock to our shareholders for every 1 share held in the Company as share dividend. As a result, AFS had 50,000,000 shares of par value US$0.01 common stock issued to the shareholders of  Score One, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

USE OF ESTIMATES

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – SUBSEQUENT EVENTS

 On June 13, 2007, Score One, Inc., a Nevada corporation (the “Registrant” or “Score One”) entered into a Sale and Purchase Agreement (the “Agreement”) with RC Capital Limited, a Hong Kong corporation and wholly-owned subsidiary of the Registrant (“RC Capital”), Dalian Fengming International Recreation Town Co., Ltd. (“Dalian Fengming”) and Ms. Hoi-ho Kiu, CEO of the Registrant, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II (“Recreation Town”) in exchange for 28,000,000 shares of common stock in the Registrant.  The transaction is contemplated to be closed on or before July 31, 2008.