Form 10QSB/A
period 2007-03-31
SCORE ONE INC
filed 2007-09-19
CIK 1090062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

011 852 3105 5063
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [ X ]

As of May 8, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity at $0.15 was $1,074,435.

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
As of March 31, 2007

Assets
Current assets
Cash and bank balances	69
Account receivables	211,653
Other receivable and current assets	261,073
Total current assets	472,795

Intangible assets	35,764

Total assets	508,559

Liabilities and Stockholders' Equity
Current liabilities
Bank overdraft	11,419
Accrued expenses	27,283
Income tax payable	99
Total current liabilities	38,801

Total liabilities	38,801

Stockholders’ equity
Preferred stock
5,000,000 shares authorized, $0.001 par value, Series A convertible, authorized 500,000 shares, 138,181 Class A issued and outstanding Series B convertible, authorized 57,000 shares, no shares issued and outstanding	138
Common stock
200,000,000 shares authorized, $0.001 par value, 37,162,902 shares issued and outstanding	37,163
Additional paid-in capital	270,000
Retained earnings	162,457
Total stockholders’ equity	469,758

Total liabilities and stockholders’ equity	508,559

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited, in USD)
For the three months ended March 31, 2007

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Net sales	4,872	-
Cost of sales	(8,938)	-
Gross (loss)	(4,066)	-
General and administrative expenses	(13,452)	(10,590)
Finance cost	(737)	-
(Loss) from operation	(18,255)	(10,590)
Income tax	-	-
Net (loss)	(18,255)	(10,590)

Net (loss) per share
- basic and diluted	$0.00	$(0.01)
Weighted average of number of share
- basic	37,162,902	1,162,902
- diluted	37,301,083	1,301,083

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and Subsidiaries
Consolidated Statement of Cashflows (unaudited, in USD)
For the three months ended March 31, 2007

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows provided by operating activities:
Net (loss)	(18,255)	(10,590)

Adjustments to reconcile net income/(loss) to
cash used in operating activities:
Changes in assets and liabilities:
Decrease in assets
Other receivable and current assets	(2,273)	-
Increase/(decrease) in liabilities
Accrued expenses	(5,682)	5,670
Other payable	-	73
Total adjustments	(7,955)	5,743

Net cash outflows generated from operating activities	(26,210)	(4,847)

Net decrease in cash	(26,210)	(4,847)
Cash and bank balances, beginning of period	14,860	4,900
Cash and bank balances, end of period	(11,350)	53

Supplemental disclosure of cashflow information:
Interest paid	737	-

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

On March 20, 2007 Shui On Group unveiled a proposal for $2 billion software-park and commercial residential complex in the northeastern port city of Dalian and pressed on The Standard – China’s Business Newspaper. Meanwhile, few different well experienced land developers in Mainland China start for some negotiations with the Company for Recreation Town, a piece of undeveloped land of 1,000,000 square meters located in peninsula in Dalian, any proposals regarding Joint Venture or entirely resale, to come next of master planning.

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

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)

Statement of operations data:

Revenue	4,872	-
Net (loss)	(18,255)	(10,590)
Net (loss) per share	0.00	(0.01)

Balance sheet data:

Total assets	508,559	53
Total current liabilities	38,801	10,743
Retained earnings/(Accumulated
deficit)	162,457	(11,991)
Stockholders’ equity	469,758	(10,690)

Three Months ended March 31, 2007 as compared to three months ended March 31, 2006 (Unaudited)

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

Liquidity And Capital Resources

The Company had negative cash or cash equivalents of $11,350 on March 31, 2007 as a result of the acquisition of RC Capital, AFS and SAS compared to no cash or cash equivalents on March 31, 2006 when the Company did not have any business operations from March 25, 2003 to late 2005.  Net cash used for operations amounted to ($11,350) for the three months ended March 31, 2007.

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
Hoi-ho Kiu Chief Executive Officer and Director

Date: September 14, 2007