Form 10QSB
period 2007-09-30
SCORE ONE INC
filed 2007-11-13
CIK 1090062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30 , 2007.

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

011 852 3105 5063
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X ]

As of November 09, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity at $0.09.

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of November 09, 2007 was 37,162,902 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

Transitional small business disclosure format (check one) Yes [  ] No [ X ]

DOCUMENTS TO BE INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Score One, Inc.'s Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999, (ii) Score One, Inc.'s Report on Form 8-K as filed March 15, 2000, (iii) Score One's Report on Form 10-KSB as filed April 16, 2002, (iv) Score One, Inc.'s Report on Form 10-QSB as filed August 15, 2002, (v) Score One, Inc.'s Report on Form 8-K as filed November 15, 2002, (vi) Score One, Inc.'s Report on Form 8-K as filed March 31, 2006, (vii) Score One, Inc.'s Report of Form 8-K filed April 11, 2006 (viii) Score One, Inc.'s Definitive Schedule 14A as filed August 6, 2002 (ix) the Company's Report on Form 10-KSB as filed April 17, 2006, (x) the Company's registration statement on Form S-8 as filed July 31, 2006, (xi) Score One, Inc.'s Report on Form 8-K as filed March 12, 2007. (xii) Score One, Inc's report on Form 8-K as filed June 20, 2007

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Score One, Inc. and Subsidiaries
Consolidated Balance Sheet (unaudited, in USD)
As of September 30, 2007

Assets

Other investment held for disposal	468,127

Total assets	468,127

Liabilities and Stockholders' Equity

Liabilities	-

Stockholders' equity
Preferred stock
5,000,000 shares authorized, $0.001 par value,
Series A convertible, authorized 500,000 shares,
138,181 Class A issued and outstanding
Series B convertible, authorized 57,000 shares,
no shares issued and outstanding	138

Common stock
200,000,000 shares authorized, $0.001 par value,
37,162,902 shares issued and outstanding	37,163
Additional paid-in capital	270,000
Retained earnings	160,826
Total stockholders' equity	468,127

Total liabilities and stockholders' equity	468,127

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and Subsidiaries Consolidated Statement of Operations (unaudited, in USD) For the nine months ended September 30, 2007

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006

Net sales	68,804	573,216	1,731	279,133
Cost of sales	(22,562)	(25,904)	(2,894)	(11,601)
Gross profit/(loss)	46,242	547,312	(1,163)	267,532
Shares issued for services	-	(300,000)	-	-
General and administrative expenses	(63,229)	(68,385)	(24,237)	(36,535)
Finance cost	(2,251)	-	(757)	-
Income/(loss) from operation	(19,238)	178,927	(26,157)	230,997
Income tax	(648)	-	(648)	-
Income/(loss) before minority
interest	(19,886)	178,927	(26,805)	230,997
Minority interest	-	(113)	-	(1,297)
Net income/(loss)	(19,886)	178,814	(26,805)	229,700

Net income/(loss) per share
- basic and diluted	$0.00	$0.01	$0.00	$0.01
Weighted average of number of share
- basic	37,162,902	22,496,235	37,162,902	35,162,902
- diluted	37,301,083	22,634,416	37,301,083	35,301,083

The accompanying notes are an integral part of these financial statements.

Score One, Inc. and Subsidiaries
Consolidated Statement of Cashflows (unaudited, in USD)
For the nine months ended September 30, 2007

	2007	2006

Cash flows used by operating activities:
Net income/(loss)	(19,886)	178,814

Adjustments to reconcile net income/(loss) to
cash used in operating activities:
Common stock issued for services	-	300,000
Stock option shares issued below par	-	5,400
Minority interests	-	113
Changes in assets and liabilities:
(Increase)/Decrease in assets
Account receivables	211,653	(458,200)
Other receivable and current assets	258,800	(13,930)
Intangible assets	35,764	(35,764)
Other investment held for disposal	(468,127)	-
Increase/(Decrease) in liabilities
Accrued expenses	(32,965)	15,077
Other payable	-	(4,927)
Income tax payable	(99)	846
Total adjustments	5,026	(191,385)

Net cash used by operating activities	(14,860)	(12,571)

Cash provided by financing activities:
Issuance of shares under stock option plan	-	600
Minority interest	-	10,000
Net cash provided by financing activities	-	10,600

Net (decrease) in cash (14,860)	(1,971)
Cash and bank balances, beginning of period	14,860	4,900
Cash and bank balances, end of period	-	2,929

Supplemental disclosure of cashflow information:
Interest paid	2,251	-

Non-cash financing activities:
Common stock issued for services	-	300,000

The accompanying notes are an integral part of these financial statements

SCORE ONE, INC. (THE "COMPANY") AND ITS SUBSIDIARIES (THE "GROUP")
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

The interim financial statements of the Group for the nine months ended September 30, 2007 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share," the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007, the Company did not have any dilutive common stock equivalents save for the Series A Convertible Preferred Stock issued and outstanding.

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

On June 13, 2007, Score One, Inc., a Nevada corporation (the "Registrant" or "Score One") entered into a Sale and Purchase Agreement (the "Agreement") with RC Capital Limited, a Hong Kong corporation and wholly-owned subsidiary of the Registrant ("RC Capital"), Dalian Fengming International Recreation Town Co., Ltd. ("Dalian Fengming") and Ms. Hoi-ho Kiu, CEO of the Registrant, which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town Phase II ("Recreation Town") in exchange for 28,000,000 shares of common stock in the Registrant. The transaction is contemplated to be closed on or before July 31, 2008

Recreation Town is a piece of undeveloped land of 1,000,000 square meters located in a peninsula in Dalian, China. Recreation Town was part of a large resort project originally planned to be developed by Dalian Fengming in 1992 which was never started due to lack of financing for development. According to Dalian Fengming, the current market value of Recreation Town is approximately RMB 600 million (approximately $75,000,000).

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

On March 20, 2007 Shui On Group unveiled a proposal for $2 billion software-park and commercial residential complex in the northeastern port city of Dalian and pressed on The Standard – China's Business Newspaper. Meanwhile, few different well experienced land developers in Mainland China start for some negotiations with the Company for Recreation Town, a piece of undeveloped land of 1,000,000 square meters located in peninsula in Dalian, any proposals regarding Joint Venture or entirely resale, to come next of master planning.

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

On April 20, 2006, RC Capital purchased 3,000,000 shares of common stock of Automated Fabrication Systems Corporation ("AFS"), a British Virgin Islands corporation, for $0.01 per share for a total of $30,000 in cash and AFS became our 75% indirectly owned subsidiary. On April 20, 2006, AFS was a holding company with no operations. On April 22, 2006, AFS paid $38,000 cash, principally from proceeds of its share sale, to the stockholders of Sino Asia Solution Limited, a Hong Kong corporation ("SAS") to acquire 100% of the issued and outstanding common stock of SAS. This transaction was closed on April 25, 2006. There was no written agreement entered between AFS and the then stockholders of SAS, other than Instruments of Transfer of 200,000 shares, constituting 100% of the outstanding shares of SAS.

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

As of the date of this Report, RC Capital, with the assistance from Team Allied Profits Limited, is negotiating a real estate project in Shanghai, China which may be suitable acquisition candidate for the Company. If this acquisition is successful, the Company will be required to raise additional funds to the extent of $3 billion in the next 36 months for development costs of this real estate project. Again, this transaction has not yet closed as the seller is waiting the relisting of the common stock of the Company on the Over-the-Counter Bulletin Board to consider its possible fund raising ability to complete this real estate project.

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

Results of Operations

The following table sets forth, for the periods indicated, the Company's selected financial information:

Score One, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited, in USD)
For the nine months ended September 30, 2007

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006

Net sales	68,804	573,216	1,731	279,133
Cost of sales	(22,562)	(25,904)	(2,894)	(11,601)
Gross profit/(loss)	46,242	547,312	(1,163)	267,532
Shares issued for services	-	(300,000)	-	-
General and administrative expenses	(63,229)	(68,385)	(24,237)	(36,535)
Finance cost	(2,251)	-	(757)	-
Income/(loss) from operation	(19,238)	178,927	(26,157)	230,997
Income tax	(648)	-	(648)	-
Income/(loss) before minority
interest	(19,886)	178,927	(26,805)	230,997
Minority interest	-	(113)	-	(1,297)
Net income/(loss)	(19,886)	178,814	(26,805)	229,700

Net income/(loss) per share
- basic and diluted	$0.00	$0.01	$0.00	$0.01

Weighted average of number of share
- basic	37,162,902	22,496,235	37,162,902	35,162,902
- diluted	37,301,083	22,634,416	37,301,083	35,301,083

The accompanying notes are an integral part of these financial statements.

Nine Months ended September 30, 2007 as compared to Nine months ended September 30, 2006 (Unaudited)

Revenues

The Company did not have any revenues in the nine months ended September 30, 2005 because the Company did not have any business operations from March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006, and SAS on April 25, 2006, the Company started to generate revenues for the nine months ended September 30, 2007 and recorded net loss of $19,886.

Cost of Sales

The Company did not have a cost of sales for the nine months ended September 30, 2005 because the Company did not have any business operations from March 25, 2003 up to late 2005. After the acquisition of RC Capital on February 7, 2006, AFS on April 20, 2006, and SAS on April 25, 2006, the Company incurred cost of goods sold for the nine months ended September 30, 2007 of $22,562.

Operating Expenses

During the three months ended March 31, 2007, the Company's other general and administrative expenses increased to $13,452 during the three months ended March 31, 2007 after the acquisition of RC Capital, AFS and SAS.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2006 because RC Capital and SAS are currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Income/Loss

Net loss for the nine months ended September 30, 2005 was $0.00 because the Company did not have any business operations from March 25, 2003 to late 2005 as compared to a net loss of $19,886 for the nine months ended March 31, 2007 .

Liquidity And Capital Resources

The Company had cash used for operations amounted to ($14,860) for the Nine months ended September 30, 2007.

As shown in the accompanying financial statements, now that the Company has acquired RC Capital, SAS and AFS, its working capital surplus has improved significantly to $468,127 as of September 30, 2007. The Company may require additional financing in order to implement its various business plans through third party financing in the form of equity or debt financing. Particularly in light of the Company's limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, the Company's growth and prospects would be materially and adversely affected. As a result of any such financing, the Company's shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management's control, as China is still a developing country and the Company's capital requirements may increase.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Sale and Purchase Agreement for the acquisition of Recreation Town, the Registrant expects to issue 18,000,000 shares and 10,000,000 shares of common stock to Ms. Hoi-ho Kiu and Dalian Fengming, respectively. The total fair market value of such shares is considered to be $75,000,000. This transaction was exempt from the registration provisions of the Securities Act of 1933 (the "Act") by virtue of Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The securities issued in this transaction were restricted securities as defined in Rule 144 of the Act. The Registrant believes that Ms. Hoi-hoi Kiu and Dalian Fengming are "accredited investors" under Rule 501 under Regulation D of the Act and had adequate access to information about the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

There were no unregistered sales of equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Aloha "The Breath of Life" Foundation, Inc.[1]
3.2	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on March 9, 2000.[2]
3.3	Certificate of Amendment to Articles of Incorporation dated February 6, 2002.[3]
3.4	Certificate of Amendment to Article of Incorporation dated August 17, 2002.[4]
3.5	By-Laws of Score One, Inc. [5]
4.1	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Convertible Preferred Stock dated April 15, 2002.[6]
4.2	Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Convertible Preferred Stock dated November 1, 2002.[7]
4.3	Form of Regulation S Subscription Agreement.[8]
10.1	Business Restructuring Agreement, dated October 21, 2005, between Score One, Inc. and Team Allied Profits Limited.[9]
10.2	Sale and Purchase Agreement, dated April 9, 2006, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.[10]
10.3	2006 Incentive and Nonstatutory Stock Option Plan.[11]
10.4	Sale and Purchase Agreement, dated June 13, 2007, among Score One, Inc., RC Capital Limited, Dalian Fengming International Recreation Town Co., Ltd. and Ms. Hoi-ho Kiu.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________________
1 Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
2 Incorporated by reference to the Company's Report on Form 8-K as filed March 15, 2000.
3 Incorporated by reference to the Company's Report on Form 10-KSB as filed April 16, 2002.
4 Incorporated by reference to the Company's Definitive Schedule 14A as filed August 6, 2002.
5 Incorporated by reference to the Company's Registration Statement No. 000-26717 on Form 10-SB as filed July 15, 1999.
6 Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
7 Incorporated by reference to the Company's filing on Form 8-K as filed November 15, 2002.
8 Incorporated by reference to the Company's filing on Form 10-QSB as filed August 15, 2002.
9 Incorporated by reference to the Company's filing on Form 8-K as filed March 31, 2006.
10 Incorporated by reference to the Company's filing on Form 8-K as filed April 11, 2006.
11 Incorporated by reference to the Company's registration statement on Form S-8 as filed July 31, 2006. 12 Incorporated by reference to the Company's filing on Form 8-K as filed June 20, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORE ONE, INC.

Date: November 12, 2007

By: /s/ Hoi-ho Kiu
Hoi-ho Kiu
Chief Executive Officer and Director